Form 10-Q
period 1996-03-31
ALBANK FINANCIAL CORP
filed 1996-05-15
CIK 882293

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549

				 Form 10-Q

	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
		   THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996            Commission File No. 0-19843

		      ALBANK Financial Corporation
		      ----------------------------
	 (Exact name of registrant as specified in its charter)

	   DELAWARE                               14-1746910
	   --------                               ----------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

		 10 NORTH PEARL STREET, ALBANY, NY 12207
		 ----------------------------------------
		 (Address of principal executive offices)

     Registrant's telephone number, including area code: (518) 445-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___x___ No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                           Number of shares outstanding
   Class of Common Stock                       as of April 30, 1996
   ---------------------                       --------------------
   Common Stock, Par $.01                           13,585,933

ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
FORM 10-Q

INDEX

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements

	  Consolidated Statements of Earnings for the Three
	  Months Ended March 31, 1996 and 1995 (unaudited)

	  Consolidated Statements of Financial Condition as of March 31, 1996 (unaudited) and December 31, 1995

	  Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 1996 and 1995 (unaudited)

	  Consolidated Statements of Cash Flows for the Three
	  Months Ended March 31, 1996 and 1995 (unaudited)

	  Notes to Unaudited Consolidated Interim Financial Statements

Item 2.   Management's Discussion and Analysis
	  of Financial Condition and Results of Operations

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Earnings
(in thousands, except per share data)


                                                       Three months ended
                                                            March 31,
                                                      1996           1995
                                                          (unaudited)

Interest income:
  Mortgage loans                                      $ 37,706       29,666
  Other loans                                            9,132        6,750
  Securities available for sale                         11,354        2,364
  Investment securities                                  2,260       11,780
  Federal funds sold                                       159          206
  Securities purchased under agreement to resell           738          115
  Stock in Federal Home Loan Bank                          239          343
Total interest income                                   61,588       51,224

Interest expense:
  Deposits and escrow accounts                          30,092       23,506
  Borrowed funds and repurchase agreements                 604           39
Total interest expense                                  30,696       23,545

Net interest income                                     30,892       27,679
Provision for loan losses                                1,425        1,125
Net interest income after provision for loan losses     29,467       26,554

Noninterest income:
  Service charges on deposit accounts                    1,356        1,268
  Net security transactions                                  2       (1,199)
  Brokerage and insurance commissions                      398          450
  Other                                                  1,254          900
Total noninterest income                                 3,010        1,419

Noninterest expense:
  Compensation and employee benefits                     9,460        7,961
  Occupancy, net                                         2,409        2,058
  Furniture, fixtures and equipment                      1,247          949
  Federal deposit insurance premiums                     1,149        1,413
  Professional, legal and other fees                       654          609
  Telephone, postage and printing                        1,229        1,049
  Other                                                  3,500        2,508
Total noninterest expense                               19,648       16,547

Income before income taxes                              12,829       11,426
Income tax expense                                       5,118        4,475
Net income                                            $  7,711        6,951

Earnings per share (primary and fully diluted)<F1>    $   0.53         0.45


<F1> Adjusted to reflect the 20% stock dividend effected on April 1, 1996.

See accompanying notes to unaudited consolidated interim financial statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

                                                                                  March 31,           December 31,
                                                                                  1996                1995
                                                                                          (unaudited)

Assets
Cash and due from banks                                                           $    61,199             54,002
Federal funds sold                                                                     14,000              1,000
Securities purchased under agreement to resell                                         50,000             50,000
Total cash and cash equivalents                                                       125,199            105,002

Securities available for sale, at approximate market value                            709,976            656,784
Investment securities (approximate market value of $142,687 at
  March 31, 1996 and $155,862 at December 31, 1995)                                   141,787            153,740

Loans receivable                                                                    2,219,581          1,946,601
Less: allowance for loan losses                                                        24,100             15,949
Loans receivable, net                                                               2,195,481          1,930,652

Accrued interest receivable                                                            28,365             26,351
Office premises and equipment, net                                                     46,079             40,655
Stock in Federal Home Loan Bank, at cost                                               16,913             15,750
Real estate owned                                                                       5,345              3,899
Other assets                                                                           63,960             37,337
										  $ 3,333,105          2,970,170

Liabilities
Deposits                                                                          $ 2,888,006          2,558,288
Escrow accounts                                                                        27,380             34,928
Accrued income taxes payable                                                            9,135              4,529
Borrowed funds and repurchase agreements                                               33,467              1,290
Obligation under capital lease                                                          4,720              4,743
Other liabilities                                                                      49,577             43,210
Total liabilities                                                                   3,012,285          2,646,988

Stockholders' Equity
Preferred stock, $.01 par value. Authorized 25,000,000 shares;
  none outstanding                                                                         --                 --
Common stock, $.01 par value. Authorized 50,000,000 shares;
  15,697,500 shares issued; 11,337,757 shares outstanding at March 31, 1996
  and 11,521,970 shares outstanding at December 31, 1995                                  157                157
Additional paid-in capital                                                            152,169            151,969
Retained earnings, substantially restricted                                           201,133            258,631
Undistributed stock dividend                                                           64,051                 --
Treasury stock, at cost (4,359,743 shares at March 31, 1996
  and 4,175,530 shares at December 31, 1995)                                          (88,145)           (82,381)
Unrealized gain (loss) on securities available for sale, net of tax                      (158)             3,528
Common stock acquired by:
  Employee stock ownership plan (ESOP)                                                 (7,434)            (7,535)
  Bank recognition plan (BRP)                                                            (953)            (1,187)
Total stockholders' equity                                                            320,820            323,182
										  $ 3,333,105          2,970,170

See accompanying notes to unaudited consolidated interim financial statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(in thousands) (unaudited)

                                                                                       Net Unrealized
                                                                                       Gain (Loss) on    Common    Common
                                      Additional            Undistributed                  Securities     Stock     Stock
                              Common     Paid-in  Retained          Stock  Treasury     Available for  Acquired  Acquired
                               Stock     Capital  Earnings       Dividend     Stock  Sale, Net of Tax   by ESOP    by BRP   Total

Three months ended
  March 31, 1996

Balance at December 31, 1995  $  157     151,969   258,631             --   (82,381)            3,528    (7,535)   (1,187) 323,182
Net income                        --          --     7,711             --        --                --        --        --    7,711
Purchase of
  treasury stock                  --          --        --             --    (6,077)               --        --        --   (6,077)
Proceeds from the exercise
  of stock options                --          --       (82)            --       313                --        --        --      231
Reduction of stock
  option rollover
  liability upon
  exercise of
  stock options                   --          --       563             --        --                --        --        --      563
Tax benefits related
  to vested BRP stock and
  stock options exercised         --         200        --             --        --                --        --        --      200
Adjustment of securities
  available for sale
  to market, net of tax           --          --        --             --        --            (3,686)       --        --   (3,686)
Cash dividends declared           --          --    (1,639)            --        --                --        --        --   (1,639)
Stock dividends declared          --          --   (64,051)        64,051        --                --        --        --       --
Amortization of award
  of ESOP stock                   --          --        --             --        --                --       101        --      101
Amortization of award
  of BRP stock                    --          --        --             --        --                --        --       234      234
Balance at March 31, 1996     $  157     152,169   201,133         64,051   (88,145)             (158)   (7,434)     (953) 320,820

Three months ended
  March 31, 1995

Balance at December 31, 1994  $  157     151,433   235,065             --   (58,218)             (735)   (8,791)   (2,122) 316,789
Net income                        --          --     6,951             --        --                --        --        --    6,951
Purchase of treasury stock        --          --        --             --    (5,681)               --        --        --   (5,681)
Proceeds from the exercise
  of stock options                --          --        (2)            --        12                --        --        --       10
Tax benefits related to
  vested BRP stock and
  stock options exercised         --         130        --             --        --                --        --        --      130
Adjustment of securities
  available for sale
  to market, net of tax           --          --        --             --        --             1,135        --        --    1,135
Cash dividends declared           --          --    (1,468)            --        --                --        --        --   (1,468)
Amortization of award
  of ESOP stock                   --          --        --             --        --                --        98        --       98
Amortization of award
  of BRP stock                    --          --        --             --        --                --        --       234      234
Balance at March 31, 1995     $  157     151,563   240,546             --   (63,887)              400    (8,693)   (1,888) 318,198

See accompanying notes to unaudited consolidated interim financial statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)


                                                                 Three months ended
                                                                      March 31,
                                                                1996             1995
                                                                    (unaudited)

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income                                                      $   7,711          6,951
Reconciliation of net income to net cash
  provided by operating activities:
  Depreciation and lease amortization                               1,247            907
  Amortization of goodwill                                            736            374
  Net amortization (accretion) of premiums/discounts
    on securities available for sale                                  329           (146)
  Net amortization of premiums/discounts
    on investment securities                                           17            465
  Amortization of award of ESOP and BRP stock                         335            332
  Net security transactions                                            (2)         1,199
  Net gain on sale of real estate owned                               (57)            (9)
  Origination of loans receivable for sale                         (9,116)          (639)
  Sale of loans receivable originated for sale                     11,946          1,223
  Provision for loan losses                                         1,425          1,125
  Writedown of real estate owned                                      112            115
  Change in assets and liabilities net of
    effects from the purchase of Marble Financial:
    Net increase in accrued income taxes payable                    4,776          1,463
    Net decrease in accrued interest receivable                       794            610
    Net decrease in other assets                                    1,494          3,891
    Net decrease in other liabilities and
      obligation under capital lease                                 (689)        (7,092)
Net cash provided by operating activities                          21,058         10,769

Cash flows from investing activities
Payment for purchase of Marble Financial,
  net of cash acquired                                            (54,437)            --
Proceeds from the maturity or call
  of securities available for sale                                 54,200         46,421
Proceeds from the maturity or call
  of investment securities                                         22,354         52,250
Purchase of securities available for sale                         (16,192)       (37,238)
Purchase of investment securities                                 (10,179)          (201)
Purchase of loans receivable                                      (11,089)       (58,612)
Net decrease (increase) in loans receivable                        11,198        (25,044)
Redemption (purchase) of Federal Home Loan Bank stock               2,912         (1,621)
Proceeds from the sale of real estate owned                         1,203          1,402
Capital expenditures                                               (1,063)        (4,343)
Net cash used by investing activities                              (1,093)       (26,986)

Cash flows from financing activities
Net increase (decrease) in deposits                                 6,124        (13,466)
Net decrease in escrow accounts                                    (7,688)        (6,165)
Proceeds from borrowed funds and repurchase agreements             10,318             --
Repayment of borrowed funds and repurchase agreements              (1,290)       (13,300)
Purchase of treasury stock                                         (6,077)        (5,681)
Dividends paid                                                     (1,386)        (1,244)
Proceeds from the exercise of stock options                           231             10
Net cash provided (used) by financing activities                      232        (39,846)

Net increase (decrease) in cash and cash equivalents               20,197        (56,063)
Cash and cash equivalents at beginning of period                  105,002        107,192
Cash and cash equivalents at end of period                      $ 125,199         51,129

Supplemental disclosures of cash flow information
Cash paid during the period:
  Interest on deposits, borrowed funds,
    and repurchase agreements                                   $  30,500         23,581
  Income taxes                                                        718            793
Net reduction in loans resulting from
  transfers to real estate owned                                    1,486          1,433
Net unrealized gain (loss) on
  securities available for sale                                    (6,262)           682
Tax benefits related to vested BRP
  stock and stock options                                             200            130

The Company purchased all of the common stock of Marble
  Financial for $61,229. In conjunction with the
  acquisition, liabilities were assumed as follows:
  Fair value of assets acquired                                 $ 415,485             --
  Cash paid for the common stock                                  (61,229)            --
  Liabilities assumed                                           $ 354,256             --

See accompanying notes to unaudited consolidated interim financial statements.


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1. Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1995 Form 10-K of ALBANK Financial Corporation and subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

The unaudited consolidated interim financial statements include the accounts of ALBANK Financial Corporation (the "Holding Company") and its wholly owned subsidiary, ALBANK, FSB and subsidiaries (the "Bank"; collectively with the Holding Company, the "Company"). The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. Certain prior period amounts have been reclassified to conform to the current period classifications.

NOTE 2. Earnings Per Share

Earnings per share for the three months ended March 31, 1996 and March 31, 1995, have been determined by dividing net income by the weighted average number of shares of common stock and weighted average number of common stock equivalents outstanding and have been adjusted to reflect the 20% stock dividend effected on April 1, 1996.

Stock options are regarded as common stock equivalents and are, therefore, considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

NOTE 3. Acquisitions

On January 3, 1996, the Bank acquired all of the outstanding common stock of Marble Financial Corporation of Rutland, Vermont for $18.00 per share in cash. On the date of closing, Marble Financial and its banking subsidiary Marble
Bank had consolidated assets and deposits of $396.2 million and $326.6 million, respectively. Marble's seven banking offices are operating as a division of the Bank. The transaction, which was accounted for under the purchase method of accounting, generated accounting goodwill of approximately $20.1 million which is being amortized over 15 years.

On February 27, 1996, the Holding Company announced that it had entered into a purchase and assumption agreement with Arrow Financial Corporation of Glens Falls, New York under which the Bank will assume the deposit liabilities and purchase loans owned and serviced by six banking offices currently operated by the Green Mountain Bank of Rutland, Vermont, a wholly owned subsidiary of Arrow Financial. Pending regulatory approvals, the transaction is expected to close in the third quarter of 1996. The Green Mountain offices are located in central Vermont and, at March 31, 1996, had $108.7 million in deposits, loans with a net book value of $115.0 million and approximately $45 million in loans serviced for others.

NOTE 4. Write-off of Investment in Nationar

The Bank wrote off its $1.2 million capital investment in Nationar during the first quarter of 1995. Formed in 1933, and originally known as Savings Banks Trust Co., Nationar was organized as a special purpose commercial bank to service New York State savings banks. In February 1995, the State Banking Department seized Nationar because of its deteriorating financial condition. The $1.2 million charge, after taxes, was equivalent to $0.05 per share.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

ALBANK Financial Corporation (the "Holding Company", "Company", "ALBANK") is the holding company for ALBANK, FSB and subsidiaries (the "Bank"), a federally chartered stock savings bank. On April 1, 1992, the Bank completed its conversion from a mutual to a stock savings bank. On that date, the Holding Company issued and sold 15,697,500 shares of its common stock. Net proceeds to the Holding Company were $150.8 million after reflecting conversion expenses of $6.1 million. The Holding Company used $75.4 million of net proceeds to acquire all of the issued and outstanding stock of the Bank. ALBANK's business currently consists primarily of the business of the Bank.

The Bank operates as a thrift institution with its principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. Approximately 69% of the Bank's deposit accounts as of March 31, 1996, were insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), and approximately 31% were insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, in each case, up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a network of 64 branch offices in upstate New York, western Massachusetts and Vermont. The Bank's principal operating subsidiary is Alvest Financial Services, Inc. This wholly owned company, operating through the Bank's branch network, offers a full range of investment and insurance products and services.

The Bank's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Bank's operating results are also impacted by provisions for loan losses, and to a lesser extent, by gains and losses on the sale of its securities available for sale portfolio, the operations of its brokerage and insurance subsidiary and other noninterest income. The Bank's operating expenses principally consist of employee compensation and benefits, federal deposit insurance premiums, occupancy expense and other general and administrative expenses. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $105.0 million at December 31, 1995, increased $20.2 million (19%) to $125.2 million as of March 31, 1996.

The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at March 31, 1996, was 32.17%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $21.1 million and $10.8 million for the three months ended March 31, 1996 and 1995, respectively. Net cash used by investing activities amounted to $1.1 million and $27.0 million for the quarters ended March 31, 1996 and 1995, respectively. The 1996 usage included a $54.4 million cash outlay (net of cash acquired) to fund the acquisition of Marble Financial. The Company acquired assets with a fair value of $415.5 million and assumed liabilities with a fair value of $354.3 million in exchange for $18.00 per share in cash totaling $61.2 million. Adjusting for the Marble Financial acquisition, the cash usage between the 1995 and 1996 quarters declined by $80.3 million. This reduction was the result of a decline of $47.5 million in cash used for loan purchases and a net decrease of $36.2 million in loans receivable offset by increased use of funds of $3.4 million in the remaining investing activities categories. Cash flows from financing activities increased over 1995 levels from net cash used of $39.8 million to net cash provided of $0.2 million in the first quarter of 1996. Net cash provided by borrowed funds and repurchase agreements of $9.0 million in the 1996 quarter compared with net cash used to repay such borrowed funds and repurchase agreements of $13.3 million in the first quarter of 1995. Also contributing to increased cash flows was a net increase in deposits of $6.1 million in the first quarter of 1996 compared with a net decrease in deposits in the quarter ended March 31, 1995, of $13.5 million.

On February 27, 1996, the Board of Directors of the Holding Company declared a 6-for-5 stock split effected as a 20% stock dividend. The quarterly cash dividend was maintained at $0.12 per share. Effectively, the stock dividend resulted in a 20% increase in cash dividend distributions by the Holding Company. Both the stock and cash dividend were paid April 1, 1996, to shareholders of record on March 15, 1996.

At March 31, 1996, the Bank's capital exceeded each of the capital requirements of the OTS. At March 31, 1996, the Bank's tangible and core capital levels were both $256.1 million (7.82% of total adjusted assets) and its risk-based capital level was $279.4 million (14.57% of total risk-weighted assets). The minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-weighted capital.

Financial Condition

As of March 31, 1996, total assets were $3.333 billion, an increase of $362.9 million (12%) from the $2.970 billion in total assets outstanding at December 31, 1995. The increase occurred primarily as a result of the January 3, 1996, acquisition of Marble Financial Corporation.

Cash and cash equivalents increased $20.2 million (19%) to $125.2 million at March 31,1996. The overall rise was a result of a $7.2 million (13%) increase in cash and due from banks and $13.0 million increase in Federal Funds Sold. The increase in cash and due from banks reflects $6.8 million acquired from Marble Financial. The increase in Federal Funds Sold is due to increased funds available for short term investment by the Bank.

Securities available for sale increased $53.2 million (8%) to $710.0 million at March 31, 1996. Included in this increase were additions to mortgage-backed securities of $91.3 million and U.S. Government agency balances of $6.5 million resulting from the Marble Financial acquisition. These increases were offset by maturing securities available for sale, the proceeds from which were redirected to the loan portfolio resulting in declines of $7.5 million (6%) in U.S. Government bonds and reductions of $27.4 million (7%) in corporate securities. Furthermore, the valuation allowance for securities available for sale declined $6.3 million
(104%) between December 31, 1995 and March 31, 1996.

Investment Securities decreased $12.0 million (8%) to $141.8 million at March 31, 1996. The decreases reflects a conscious effort to redirect funds from maturing investment securities to higher-yielding loan products. Stock in the Federal Home Loan Bank ("FHLB"), an investment required by law, which is determined annually using year-end Bank financial information, increased $1.2 million (7%) to $16.9 million at March 31, 1996.

Loans receivable grew $273.0 million (14%) to $2.220 billion at March 31, 1996. Mortgage loans which stood at $1.819 billion as of March 31, 1996, constituted most of the growth as mortgage balances rose $188.3 million (12%) during the quarter. Mortgage loans with balances totaling $198.9 million were acquired from Marble Financial. Additionally, mortgage loans originated in the first quarter totaled $70.1 million, $49.5 million were one- to four-family mortgages, $7.3 million were construction loans and $2.2 million were commercial real estate mortgages. Mortgage loan purchases, all of which were one- to four-family mortgages, totaled $11.1 million in the first quarter of 1996. Offsetting the foregoing additions were principal repayments of $66.9 million, sales of mortgage loans totaling $11.9 million and transfers to real estate owned of $1.5 million.

Nonmortgage loans increased $84.7 million (27%) over the previous year end to equal $398.9 million at March 31, 1996. The increase is generally reflective of commercial and consumer loan balances acquired from Marble Financial totaling $53.4 million and $26.0 million, respectively.

The increase in the allowance for loan losses of $8.2 million (51%) to $24.1 million at March 31, 1996, compared with year end was due largely to the Marble Financial acquisition. Included in the overall balances acquired was an allowance for loan losses balance of $7.6 million.

Increases in the remaining asset categories of $35.5 million (33%) were generally due to the Marble Financial acquisition. Office premises and equipment increased $5.4 million (13%) to $46.1 million at March 31, 1996. The Marble Financial acquisition included office premises and equipment of $6.0 million. Real estate owned acquired in the Marble Financial transaction totaled $1.2 million, while the total increase in real estate owned for the first quarter amounted to $1.4 million (37%). Goodwill booked as a result of the acquisition totaled $20.1 million and is being amortized over a fifteen year period on a straight-line basis. Accrued interest receivable increased $2.0 million (8%) to $28.4 million at March 31, 1996, as a result of the loan portfolio acquired from Marble Financial. Net deferred tax assets increased $3.8 million (92%) due mainly to the mark-to-market adjustment related to the Bank's securities available for sale portfolio.

Total liabilities increased $365.3 million (14%) from December 31, 1995, to $3.012 billion at March 31, 1996. The total amount of liabilities assumed by the Bank as a result of the Marble Financial acquisition was $354.3 million. Total deposits increased $329.7 million (13%) to $2.888 billion at March 31, 1996, as deposit liabilities of $326.6 million were assumed in the acquisition transaction. Escrow balances declined $7.5 million (22%) to $27.4 million at March 31, 1996, due to seasonal tax payments incurred during the first quarter. Borrowed funds increased $32.2 million, primarily due to FHLB advances used to finance the Marble Financial acquisition. As a result of the expanded franchise, the Bank's accrued expenses and outstanding checks increased $1.7 million (10%) and $1.5 million (8%), respectively over balances outstanding at December 31, 1995. Accrued income taxes payable increased $4.6 million (102%) to $9.1 million at March 31, 1996. The increase reflects the timing of federal income tax payments which, for the first quarter, are not due until after the end of the quarter on April 15.

Total stockholders equity decreased $2.4 million (1%) to $320.8 million at March 31, 1996. Increases from net income and amortization of stock awards of $7.7 million and $0.3 million, respectively, were offset by decreases of $6.1 million for treasury stock purchases, $1.6 million for cash dividends and a $3.7 million decrease in the quarter-end unrealized gain/loss on securities available for sale that resulted from an increase in the general interest rate environment that, in turn, resulted in market value depreciation within the securities available for sale portfolio.

Book value per common share adjusted to reflect the 20% stock dividend effected on April 1, 1996, increased to $23.58 per share at March 31, 1996, from $23.37 per share at December 31, 1995. The increase is a result of a net decrease in stockholders' equity of $2.4 million (1%) to $320.8 million at March 31, 1996, offset by a reduction in shares outstanding as additional stock was purchased under the Company's ongoing repurchase program. As of March 31, 1996, the Holding Company held 4,359,743 shares which had been acquired pursuant to its repurchase program at a cost of $88.1 million. On April 1, 1996, the Holding Company distributed 2,267,307 shares of stock from treasury stock with a fair market value of $64.1 million to shareholders of record on March 15, 1996 to effect the 20% stock dividend.

Nonperforming assets increased $7.4 million (27%) to total $34.4 million as of March 31, 1996, compared with $27.1 million as of December 31, 1995. Nonperforming loans increased $5.9 million (26%) and totaled $29.1 million as of March 31, 1996, compared with $23.2 million as of December 31, 1995. The increase in nonperforming assets and nonperforming loans reflects mainly the acquisition of such assets from Marble Financial. Approximately $5.6 million in nonperforming loans and $1.2 million in real estate owned were acquired in the transaction. The ratio of nonperforming assets to total assets at March 31, 1996, was 1.03% compared with 0.91% at December 31, 1995. The ratio of nonperforming loans to total loans was 1.31% at March 31, 1996, compared with 1.19% at December 31, 1995.

Comparisons of Operating Results for the Three Months Ended March 31, 1996 and 1995

Analysis of Changes in Net Interest Income

The analyses of changes in net interest income that are shown in the following two tables are an integral part of the discussion of the results of operations for three months ended March 31, 1996, compared with the corresponding period of the prior year.

The rate/volume analysis table below presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Rate/Volume Analysis



						       Three Months Ended March 31, 1996
								 compared with
						       Three Months Ended March 31, 1995
							      Increase (Decrease)
							       Due to
							  Volume      Rate        Net
							  (in thousands) (unaudited)

Interest-earning assets:
  Mortgage loans, net                                    $ 5,777      2,263      8,040
  Other loans, net                                         2,459        (77)     2,382
  Securities available for sale                            9,116       (126)     8,990
  Investment securities                                   (9,835)       315     (9,520)
  Federal funds sold                                         (35)       (12)       (47)
  Securities purchased under agreement to resell             617          6        623
  Stock in Federal Home Loan Bank                             28       (132)      (104)
Total interest-earning assets                              8,127      2,237     10,364

Interest-bearing liabilities:
  Deposits:
    Savings accounts                                        (729)        83       (646)
    Transaction accounts                                     735        510      1,245
    Certificate accounts                                   4,005      1,982      5,987
    Borrowed funds and repurchase agreements                 567         (2)       565
Total interest-bearing liabilities                         4,578      2,573      7,151

Change in net interest income                            $ 3,549       (336)     3,213


Average Balance Sheets, Interest Rates and Interest Differential

The average balance sheets that follow reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields. Tax-exempt securities income, which is not material, has not been calculated on a tax equivalent basis.



									 Three Months Ended March 31,
								1996                                     1995
									    Average                                    Average
						  Average                    Yield/          Average                    Yield/
					     Balance <F1>   Interest <F2>      Cost     Balance <F1>   Interest <F2>      Cost
								      (dollars in thousands) (unaudited)

Assets:
  Interest-earning assets:
    Mortgage loans, net <F3>                 $ 1,831,568    37,706          8.24%       $ 1,545,533    29,666          7.68%
    Other loans, net <F3>                        390,272     9,132          9.38            285,244     6,750          9.47
    Securities available for sale                729,707    11,354          6.22            144,241     2,364          6.56
    Investment securities                        144,695     2,260          6.25            774,959    11,780          6.08
    Federal funds sold                            12,005       159          5.34             14,542       206          5.75
    Securities purchased under
      agreement to resell                         50,000       738          5.93              8,222       115          5.67
    Stock in Federal Home Loan Bank               16,274       239          5.91             14,957       343          9.30
  Total interest-earning assets                3,174,521    61,588          7.77          2,787,698    51,224          7.35

  Noninterest-earning assets                     168,127                                    130,195
Total assets                                 $ 3,342,648                                $ 2,917,893

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts <F4>                  $   868,080     6,337          2.94        $   968,032     6,983          2.93
      Transaction accounts <F5>                  452,246     2,814          2.50            322,550     1,569          1.97
      Certificate accounts                     1,498,774    20,941          5.62          1,201,410    14,954          5.05
    Borrowed funds and repurchase agreements      45,261       604          5.37              2,807        39          5.63
  Total interest-bearing liabilities           2,864,361    30,696          4.31          2,494,799    23,545          3.83

  Noninterest-bearing liabilities                155,728                                    103,651
Total liabilities                              3,020,089                                  2,598,450

Stockholders' equity                             322,559                                    319,443
Total liabilities and stockholders' equity   $ 3,342,648                                $ 2,917,893

Net interest income and
  interest rate spread                                      30,892          3.46%                      27,679          3.52%

Net interest-earning assets and
  net interest margin                        $   310,160                    3.88%       $   292,899                    3.93%

Interest-earning assets to
  interest-bearing liabilities                      1.11x                                      1.12x


<F1> Average balances are derived principally from average daily balances and include nonaccruing loans.
<F2> Includes dividends on equity securities.
<F3> Net of unearned discounts, premiums and related deferred loan fees/costs, where applicable.
<F4> Includes passbook, statement and interest-bearing escrow accounts.
<F5> Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts


Net Income and Interest Analysis

Net income for the quarter ended March 31, 1996, was $7.7 million, an increase of $0.8 million (11%) from the comparable prior year quarter. Per share earnings, both primary and fully diluted, were $0.53 for the three months ended March 31, 1996, up from $0.45 per share a year ago, representing an 18% increase. The per share earnings are adjusted to reflect the 20% stock dividend effected on April 1, 1996. The increase in net income was fueled by a higher volume of net interest income. The volume increased due primarily to the Marble Financial acquisition on January 3, 1996. Additionally, noninterest income in the first quarter of 1995 included the write down of 100% of the Bank's $1.2 million investment in Nationar, while noninterest expense increased during the first quarter of 1996 compared with the 1995 due to the expanded branch network. Return on average assets was 0.93% for the first quarter of 1996 and 0.97% for the first quarter of 1995; the return on average equity of 9.62% compared with 8.83% a year earlier. The return on average equity exclusive of unrealized gains/losses on securities available for sale, net of tax was 9.72% for the first quarter of 1996 compared with 8.82% a year earlier.

Interest income for the three months ended March 31, 1996, totaled $61.6 million, an increase of $10.4 million (20%) from 1995's first quarter, as a combined result of a $386.8 million (14%) rise in average interest-earning assets to $3.175 billion and a 42 basis point (6%) increase in the average rate earned to 7.77%. The most significant factor contributing to the higher level of interest income was the acquisition of interest-earning assets with balances totaling $383.7 million from Marble Financial. Earnings on mortgage loans rose $8.0 million (27%) as a $286.0 million (19%) increase in average balance invested combined with a 56 basis point (7%) rise in the average rate earned. Other loan income advanced by $2.4 million (35%) as a $105.0 million (38%) increase in average balance (which occurred primarily in commercial, auto and student loans) more than offset a 9 basis point (1%) drop in the average rate earned. Interest income from securities available for sale increased $9.0 million (380%) as a decrease of 34 basis points (5%) in the average rate earned was more than offset by a $585.5 million (406%) increase in the average amount invested. The increased average amount invested reflects the acquisition of securities classified as available for sale from Marble Financial of $98.0 million as well as the December 29, 1995, transfer of investment securities with a book value of $492.3 million and a market value of $491.9 million to securities available for sale. Earnings on investment securities for the current quarter declined $9.5 million (81%) compared with the prior year due to the previously mentioned transfer to securities available for sale.

Interest expense for the quarter ended March 31, 1996, amounted to $30.7 million, $7.2 million (30%) more than the corresponding quarter of last year as a result of a $369.6 million (15%) increase in average interest-bearing liabilities to $2.864 billion and a 48 basis point (13%) rise in the average rate paid to 4.31%. The increase in average interest-bearing deposits was primarily attributable to the assumption of deposits in conjunction with the Marble Financial acquisition. The mix within the deposit structure changed as savings accounts average balances declined $100.0 million (10%) while the average rate paid increased 1 basis point. Transaction and certificate account average balances grew $129.7 million (40%) and $297.3 million (25%), respectively, as rates paid increased by 53 basis points (27%) on transaction accounts and 57 basis points (12%) on certificate accounts. Of the overall increase of $6.6 million in interest expense on deposit liabilities almost 60% relates to $326.6 million in balances acquired from Marble Financial. Average borrowed funds (representing advances from the Federal Home Loan Bank of New York) jumped $42.5 million while the average rate paid dropped 26 basis points (5%) as borrowings were used to fund the Marble Financial acquisition.

Net interest income for the three months ended March 31, 1996, totaled $30.9 million, $3.2 million (12%) greater than the $27.7 million reported for the comparable quarter a year ago. The increase in net interest income was volume driven as the interest rate spread of 3.46% and the net interest margin of 3.88% for the quarter ended March 31, 1996 were 6 basis points and 5 basis points lower, respectively, than the results recorded in the comparable quarter a year ago. These declines occurred as a result of a greater percentage increase in the cost of interest-bearing liabilities (13%) compared with the Bank's percentage increase in its yield on interest-earnings assets (6%), while the average balance of both interest-earning assets and interest-bearing liabilities advanced by approximately 14% between the respective periods. The most significant factor which caused the decline in both net interest spread and net interest margin was the increased cost to the Bank of borrowed funds used to fund the cash acquisition of Marble Financial.

Provision for Loan Losses

The provision for loan losses amounted to $1.4 million for the quarter ended March 31, 1996 compared with $1.1 million a year ago. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of March 31, 1996, the Bank's allowance for loan losses totaled $24.1 million (1.09% of loans and 82.86% of nonperforming loans) compared with $15.9 million (0.82% of loans and 68.88% of nonperforming loans) at December 31, 1995. In comparison, the allowance for loan losses of $16.0 million at March 31, 1995, represented 0.85% of loans and 74.56% of nonperforming loans. The increase in the allowance during 1996's first quarter was primarily a reflection of the addition of the Marble Financial allowance which totaled $7.6 million.

Noninterest Income

Noninterest income increased to $3.0 million for the three months ended March 31, 1996, compared with $1.4 million for the corresponding period in the previous year. Net security transactions accounted for approximately three-quarters of the overall increase due to a loss of $1.2 million on the Bank's investment in Nationar (See NOTE 4 to the accompanying interim financial statements) which was recognized during the first quarter of 1995. Service charges collected on deposit accounts increased $0.1 million (7%), largely due to increased fees on NOW and savings accounts that resulted from the assumption of deposits in the Marble Financial acquisition. Other noninterest income increased $0.4 million (40%) primarily due to a one-time insurance settlement of $0.3 million related to the successful conclusion of multi-year real estate related litigation. Other areas of miscellaneous noninterest income which showed improvement included fees related to loan servicing and gains recorded on sale/origination of mortgage loans.

Noninterest Expense

Noninterest expense increased $3.1 million (19%) to $19.6 million for the three months ended March 31, 1996, as compared with $16.5 million for the same period in 1995. Compensation and employee benefits, the largest component of noninterest expense, increased $1.5 million (19%). This increase was the result of personnel costs associated with the Marble Financial acquisition and annual merit increases which are effective in March of each year.

Occupancy expense increased $2.4 million (17%) for the three months ended March 31, 1996. This was primarily due to increases in bank building depreciation, rent, and operation charges, attributable to the acquisition of branches and banking house in the Marble Financial acquisition, increased expenditures for maintenance and repairs and costs associated with the relocation of one of the Bank's branch offices. An increase of $0.3 million (31%) in furniture, fixtures and equipment expense was attributable to not only the Bank's increased branch network but also to the acquisition and rental of computer equipment which is being used in the conversion and upgrading of the Bank's data processing system. The new computer system is expected to provide the capacity to facilitate future acquisitions as well as to increase internal efficiencies.

In spite of the previously noted increase in deposits, FDIC premium expense for the current quarter declined $0.3 million (19%). Including Marble Financial's deposits, approximately 31% of the Bank's deposits are insured by the BIF with the balance of deposits insured by the SAIF. Deposit premium expense dropped due to a rate differential on BIF insured deposits, which was effectively zero for the current quarter compared with a rate of $0.23 per $100 of deposits on SAIF insured deposits.

Telephone, postage, and printing increased 17% to $1.2 million at March 31, 1996 from $1.0 million at March 31, 1995. This increase was due primarily to the acquisition of Marble Financial.

Other noninterest expense increased $1.0 million (40%) to $3.5 million compared with $2.5 million recorded in the first quarter of 1995. The largest dollar change occurred in amortization of goodwill which increased $0.4 million (97%) as a result of the Marble Financial acquisition. Other notable increases occurred in advertising which increased $0.2 million (47%) and foreclose related costs which rose $0.1 million (18%) over amounts incurred in 1995. The remaining increase of $0.3 million relates generally to the increased costs of operating the expanded branch network and cost associated with increases in the volume of loan applications.

The ratios of noninterest expense, excluding gains and losses related to the securities portfolios, to average assets were 2.35% and 2.27% on an annualized basis for the three months ended March 31, 1996 and 1995, respectively. The ratios of noninterest expense net of noninterest income (exclusive of gains or losses on net security transactions) to average assets were 1.99% and 1.91% on an annualized basis for the three months ended March 31, 1996 and 1995, respectively. The efficiency ratio measures noninterest expense (excluding amortization of intangibles and real estate owned related expense) as a percentage of net interest income plus noninterest income (exclusive of net security transactions and real estate owned related income). The efficiency ratios for the quarters ended March 31, 1996 and March 31, 1995 were 54.39% and 52.08%, respectively. Efficiency ratios for thrift institutions in the $1-5 billion asset range, as reported by SNL Securities, were 59.52% for the quarter ended March 31, 1995 and 59.55% for the year ended December 31, 1995. Comparable ratios for all thrifts in the above time periods were 63.37% and 63.13%, respectively.

Income Tax Expense

Income tax expense totaled $5.1 million for the three months ended March 31, 1996, a increase of $0.6 million (14%) over the three months ended March 31, 1995. The effective tax rate for the three months ended March 31, 1996 was 39.9% compared with 39.2% for the corresponding period in 1995.

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings
	    The Holding Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.     Changes in Securities
	    None.

Item 3.     Default upon Senior Securities
	    None.

Item 4.     Submission of Matters to a Vote of Security Holders
	    None.

Item 5.     Other Information
	    None.

Item 6.     Exhibits and Reports on Form 8-K

      (a).  Exhibits

	    The following exhibit is filed as part of this report.

	    Regulation S-K Exhibit
	    Reference Number
	    ----------------------
	    11    11.1 Statement regarding Computation of Per Share Earnings

      (b).  Reports on Form 8-K

	    On January 4, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission. This Form 8-K reported that on January 3, 1996, ALBANK acquired for cash all 3,401,614 shares of the outstanding common stock of Marble Financial Corporation, a Vermont corporation and registered bank holding company.

	    On March 18, 1996, the Company filed a Form 8-KA with the Securities and Exchange Commission. The filing was an amendment to the Current Report on Form 8-K filed on January 4, 1996, and presented certain historical and unaudited pro-forma financial information related to the acquisition by ALBANK of Marble Financial Corporation.

			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					 ALBANK Financial Corporation
					 ----------------------------
						 (Registrant)

DATE: May 9, 1996                   BY: /s/ Herbert G. Chorbajian
					---------------------------
					Herbert G. Chorbajian
					Chairman of the Board,
					President and Chief Executive Officer
					(Duly Authorized Officer)

DATE: May 9, 1996                   BY: /s/ Richard J. Heller
					---------------------------
					Richard J. Heller
					Executive Vice
					President and Chief Financial Officer
					(Principal Financial Officer)


	       ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
				Form 10-Q

			      Exhibit Index



Regulation S-K Exhibit                                         Exhibit
Reference Number                                               Number
- ----------------------                                         ------------

11            11.1        Statement regarding Computation of   Exhibit-11.1
			  Per Share Earnings


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Form 10-Q

Statement regarding Computation of Per Share Earnings

										 Three months ended
										      March 31,
										1996             1995

Exhibit 11.1

   1.   Net income                                                          $ 7,711,464        6,951,475

   2.   Weighted average common shares outstanding <F1>                      13,650,002       14,747,088

   3.   Weighted average common stock equivalents due to the
	  dilutive effect of stock options when utilizing the
	  treasury stock method. Per share market price is based
	  on the average per share market price for the period. <F1>                   800,097          729,193

   4.   Total weighted average common shares and weighted average
	  common stock equivalents outstanding for primary earnings
	  per share computation                                                     14,450,099       15,476,281

   5.   Primary earnings per share <F1>                                     $      0.53             0.45


   6.   Weighted average common shares outstanding <F1>                      13,650,002       14,747,088

   7.   Weighted average common stock equivalents due
	  to the dilutive effect of stock options when utilizing
	  the treasury stock method. Per share market price used
	  is the greater of  the average market price for the period
	  or the end-of-period market price per share. <F1>                            937,148          742,746

   8.   Total weighted average common shares and weighted
	  average common stock equivalents outstanding for
	  fully diluted earnings per share computation                              14,587,150       15,489,834

   9.   Fully diluted earnings per share <F1>                               $      0.53             0.45


<F1> Adjusted to reflect the 20% stock dividend effected on April 1, 1996
