Form 10-Q
period 1996-06-30
ALBANK FINANCIAL CORP
filed 1996-08-14
CIK 882293

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               Form 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996             Commission File No. 0-19843

                      ALBANK Financial Corporation
         (Exact name of registrant as specified in its charter)

             DELAWARE                              14-1746910
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

                10 NORTH PEARL STREET, ALBANY, NY 12207
               (Address of principal executive offices)

    Registrant's telephone number, including area code: (518) 445-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes x   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                    Number of shares outstanding
Class of Common Stock                   as of July 31, 1996

Common Stock, Par $.01                       13,149,433


               ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
	                       FORM 10-Q

                                 INDEX

Part I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Earnings for the Three
              Months Ended June 30, 1996 and 1995 (unaudited)

              Consolidated Statements of Earnings for the Six
              Months Ended June 30, 1996 and 1995 (unaudited)

              Consolidated Statements of Financial Condition as of June 30, 1996 (unaudited) and December 31, 1995

              Consolidated Statements of Changes in
              Stockholders' Equity for the Six Months
              Ended June 30, 1996 and 1995 (unaudited)

              Consolidated Statements of Cash Flows for the Six
	      Months Ended June 30, 1996 and 1995 (unaudited)

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

Item 6.       Exhibits and Reports on Form 8-K

Signatures

Exhibit Index



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Earnings
(in thousands, except per share data)


                                                           Three months ended
                                                                June 30,

                                                             1996        1995

                                                               (unaudited)


Interest income:
  Mortgage loans                                         $ 37,501      31,200
  Other loans                                               9,391       6,861
  Securities available for sale                            10,603       2,839
  Investment securities                                     2,282      11,206
  Federal funds sold                                          321         166
  Securities purchased under agreement to resell              719         191
  Stock in Federal Home Loan Bank                             272         316
Total interest income                                      61,089      52,779

Interest expense:
  Deposits and escrow accounts                             29,401      26,045
  Borrowed funds and repurchase agreements                    446          68
Total interest expense                                     29,847      26,113

Net interest income                                        31,242      26,666
Provision for loan losses                                   1,425       1,125
Net interest income after provision for loan losses        29,817      25,541

Noninterest income:
  Service charges on deposit accounts                       1,342       1,237
  Net security transactions                                     3          --
  Brokerage and insurance commissions                         547         410
  Other                                                     1,200       1,269
Total noninterest income                                    3,092       2,916

Noninterest expense:
  Compensation and employee benefits                        9,509       7,926
  Occupancy, net                                            2,263       2,066
  Furniture, fixtures and equipment                         1,262         985
  Federal deposit insurance premiums                        1,147       1,417
  Professional, legal and other fees                          686         649
  Telephone, postage and printing                           1,075       1,011
  Other                                                     3,787       2,459
Total noninterest expense                                  19,729      16,513

Income before income taxes                                 13,180      11,944
Income tax expense                                          5,345       4,687
Net income                                               $  7,835       7,257

Primary and fully diluted earnings per share <F1>        $   0.54        0.48


<F1> Adjusted to reflect the 6-for-5 stock dividend effected on April 1, 1996.

See accompanying notes to unaudited consolidated interim financial statements.




ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Earnings
(in thousands, except per share data)


                                                            Six months ended
                                                                June 30,

                                                             1996        1995

                                                               (unaudited)


Interest income:
  Mortgage loans                                        $  75,207      60,866
  Other loans                                              18,523      13,611
  Securities available for sale                            21,957       5,203
  Investment securities                                     4,542      22,986
  Federal funds sold                                          480         372
  Securities purchased under agreement to resell            1,457         306
  Stock in Federal Home Loan Bank                             511         659
Total interest income                                     122,677     104,003

Interest expense:
  Deposits and escrow accounts                             59,493      49,551
  Borrowed funds and repurchase agreements                  1,050         107
Total interest expense                                     60,543      49,658

Net interest income                                        62,134      54,345
Provision for loan losses                                   2,850       2,250
Net interest income after provision for loan losses        59,284      52,095

Noninterest income:
  Service charges on deposit accounts                       2,698       2,505
  Net security transactions                                     5      (1,199)
  Brokerage and insurance commissions                         945         860
  Other                                                     2,454       2,169
Total noninterest income                                    6,102       4,335

Noninterest expense:
  Compensation and employee benefits                       18,969      15,887
  Occupancy, net                                            4,672       4,124
  Furniture, fixtures and equipment                         2,509       1,934
  Federal deposit insurance premiums                        2,296       2,830
  Professional, legal and other fees                        1,340       1,258
  Telephone, postage and printing                           2,304       2,060
  Other                                                     7,287       4,967
Total noninterest expense                                  39,377      33,060

Income before income taxes                                 26,009      23,370
Income tax expense                                         10,463       9,162
Net income                                              $  15,546      14,208

Primary earnings per share <F1>                         $    1.07        0.93

Fully diluted earnings per share <F1>                   $    1.07        0.92


<F1> Adjusted to reflect the 6-for-5 stock dividend effected on April 1, 1996.

See accompanying notes to unaudited consolidated interim financial statements.




ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)



                                                                                  June 30,      December 31,
                                                                                      1996              1995

                                                                               (unaudited)


Assets

Cash and due from banks                                                        $    64,774            54,002
Federal funds sold                                                                   2,000             1,000
Securities purchased under agreement to resell                                      50,000            50,000
Total cash and cash equivalents                                                    116,774           105,002

Securities available for sale, at approximate market value                         653,707           656,784
Investment securities (approximate market value of $138,848 at
  June 30, 1996 and $155,862 at December 31, 1995)                                 138,417           153,740

Loans receivable                                                                 2,283,253         1,946,601
Less: allowance for loan losses                                                     24,337            15,949
Loans receivable, net                                                            2,258,916         1,930,652

Accrued interest receivable                                                         28,980            26,351
Office premises and equipment, net                                                  45,790            40,655
Stock in Federal Home Loan Bank, at cost                                            16,913            15,750
Real estate owned                                                                    5,563             3,899
Other assets                                                                        60,532            37,337
                                                                               $ 3,325,592         2,970,170


Liabilities

Deposits                                                                       $ 2,872,407         2,558,288
Escrow accounts                                                                     36,358            34,928
Accrued income taxes payable                                                         4,547             4,529
Borrowed funds and repurchase agreements                                            34,364             1,290
Obligation under capital lease                                                       4,696             4,743
Other liabilities                                                                   56,517            43,210
Total liabilities                                                                3,008,889         2,646,988


Stockholders' Equity

Preferred stock, $.01 par value. Authorized 25,000,000 shares;
  none outstanding                                                                      --                --
Common stock, $.01 par value. Authorized 50,000,000 shares;
  15,697,500 shares issued; 13,287,933 shares outstanding at June 30, 1996
  and 11,521,970 shares outstanding at December 31, 1995                               157               157
Additional paid-in capital                                                         180,172           151,969
Retained earnings, substantially restricted                                        207,242           258,631
Treasury stock, at cost (2,409,567 shares at June 30, 1996
  and 4,175,530 shares at December 31, 1995)                                       (60,660)          (82,381)
Unrealized gain (loss) on securities available for sale, net of tax                 (2,163)            3,528
Common stock acquired by:
  Employee stock ownership plan ("ESOP")                                            (7,325)           (7,535)
  Bank recognition plan ("BRP")                                                       (720)           (1,187)
Total stockholders' equity                                                         316,703           323,182
                                                                               $ 3,325,592         2,970,170

See accompanying notes to unaudited consolidated interim financial statements.




ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(in thousands) (unaudited)


                                                                              Net Unrealized
                                                                              Gain (Loss) on     Common      Common
                                        Additional                                Securities      Stock       Stock
                               Common      Paid-in   Retained   Treasury       Available for   Acquired    Acquired
                                Stock      Capital   Earnings      Stock    Sale, Net of Tax    by ESOP      by BRP      Total


Six months ended June 30, 1996

Balance at December 31, 1995    $ 157      151,969    258,631    (82,381)              3,528     (7,535)     (1,187)   323,182

Net income                         --           --     15,546         --                  --         --          --     15,546

Purchase of treasury stock         --           --         --    (15,097)                 --         --          --    (15,097)

Proceeds from the exercise
  of stock options                 --           --       (235)       570                  --         --          --        335

Reduction of stock option
  rollover liability upon
  exercise of stock options        --           --        602         --                  --         --          --        602

Tax benefits related to
  vested BRP stock and
  stock options exercised          --          400         --         --                  --         --          --        400

Adjustment of securities
  available for sale
  to market, net of tax            --           --         --         --              (5,691)        --          --     (5,691)

Cash dividends declared            --           --     (3,251)        --                  --         --          --     (3,251)

Stock dividends declared           --       27,803    (64,051)    36,248                  --         --          --         --

Amortization of award
  of ESOP stock                    --           --         --         --                  --        210          --        210

Amortization of award
  of BRP stock                     --           --         --         --                  --         --         467        467

Balance at June 30, 1996        $ 157      180,172    207,242    (60,660)             (2,163)    (7,325)       (720)   316,703


Six months ended June 30, 1995

Balance at December 31, 1994    $ 157      151,433    235,065    (58,218)               (735)    (8,791)     (2,122)   316,789

Net income                         --           --     14,208         --                  --         --          --     14,208

Purchase of treasury stock         --           --         --    (12,870)                 --         --          --    (12,870)

Proceeds from the exercise
  of stock options                 --           --         (9)        59                  --         --          --         50

Tax benefits related to
  vested BRP stock and
  stock options exercised          --          281         --         --                  --         --          --        281

Adjustment of securities
  available for sale
  to market, net of tax            --           --         --         --               3,296         --          --      3,296

Cash dividends declared            --           --     (2,906)        --                  --         --          --     (2,906)

Amortization of award
  of ESOP stock                    --           --         --         --                  --        203          --        203

Amortization of award
  of BRP stock                     --           --         --         --                  --         --         468        468

Balance at June 30, 1995        $ 157      151,714    246,358    (71,029)              2,561     (8,588)     (1,654)   319,519

See accompanying notes to unaudited consolidated interim financial statements.




ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)


                                                                                              Six months ended
                                                                                                  June 30,

                                                                                              1996        1995

                                                                                                (unaudited)


Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income                                                                               $  15,546      14,208
Reconciliation of net income to net cash provided by operating activities:
  Depreciation and lease amortization                                                        1,290       1,878
  Amortization of goodwill                                                                   1,472         768
  Net amortization (accretion) of premiums/discounts on securities available for sale          662        (211)
  Net amortization of premiums/discounts on investment securities                               23         898
  Amortization of award of ESOP and BRP stock                                                  677         671
  Net security transactions                                                                     (5)      1,199
  Net gain on sale of real estate owned                                                       (192)       (256)
  Origination of loans receivable for sale                                                 (11,473)     (2,709)
  Sale of loans receivable originated for sale                                              16,831       2,200
  Provision for loan losses                                                                  2,850       2,250
  Write-down of real estate owned                                                              364         208
  Change in assets and liabilities net of effects from the purchase of Marble:
    Net increase in accrued income taxes payable                                               388         262
    Net decrease (increase) in accrued interest receivable                                     179        (593)
    Net decrease in other assets                                                             5,751       2,189
    Net increase (decrease) in other liabilities and obligation under capital lease          9,299      (6,497)
Net cash provided by operating activities                                                   43,662      16,465

Cash flows from investing activities
Payment for purchase of Marble, net of cash acquired                                       (54,437)         --
Proceeds from the sale of securities available for sale                                     22,985          --
Proceeds from the maturity or call of securities available for sale                        112,181      66,200
Proceeds from the maturity or call of investment securities                                 40,719      90,690
Purchase of securities available for sale                                                  (44,627)    (52,545)
Purchase of investment securities                                                          (25,179)    (10,350)
Purchase of loans receivable                                                               (58,608)    (78,772)
Net increase in loans receivable                                                           (10,530)    (37,278)
Redemption (purchase) of Federal Home Loan Bank stock                                        2,912      (1,621)
Proceeds from the sale of real estate owned                                                  2,564       3,794
Capital expenditures                                                                          (817)     (7,362)
Net cash used by investing activities                                                      (12,837)    (27,244)

Cash flows from financing activities
Branch purchases -- deposits acquired                                                           --      18,194
Less: purchase premium and capitalized costs                                                    --         655
  Net                                                                                           --      17,539
Net increase (decrease) in deposits                                                        (12,481)     27,622
Net increase in escrow accounts                                                              1,290       6,330
Proceeds from borrowed funds and repurchase agreements                                      11,215          --
Repayment of borrowed funds and repurchase agreements                                       (1,290)    (13,300)
Purchase of treasury stock                                                                 (15,097)    (12,870)
Dividends paid                                                                              (3,025)     (2,713)
Proceeds from the exercise of stock options                                                    335          50
Net cash (used) provided by financing activities                                           (19,053)     22,658

Net increase in cash and cash equivalents                                                   11,772      11,879
Cash and cash equivalents at beginning of period                                           105,002     107,192
Cash and cash equivalents at end of period                                               $ 116,774     119,071

Supplemental disclosures of cash flow information
Cash paid during the period:
  Interest on deposits, borrowed funds, and repurchase agreements                        $  60,758      49,581
  Income taxes                                                                               8,569       8,543
Net reduction in loans resulting from transfers to real estate owned                         3,226       2,846
Net unrealized (loss) gain on debt and equity securities available for sale                 (9,670)      4,352
Tax benefits related to vested BRP stock and stock options                                     400         281

The Company purchased all of the common stock of Marble for $61,229.
  In conjunction with the acquisition, liabilities were assumed as follows:
    Fair value of assets acquired                                                        $ 415,485          --
    Cash paid for the common stock                                                         (61,229)         --
    Liabilities assumed                                                                  $ 354,256          --

See accompanying notes to unaudited consolidated interim financial statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1. Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1995 Form 10-K of ALBANK Financial Corporation and subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

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

NOTE 2. Earnings Per Share

Earnings per share for the quarters and six month periods ended June 30, 1996 and June 30, 1995, have been determined by dividing net income by the weighted average number of shares of common stock and weighted average number of common stock equivalents outstanding and have been adjusted to reflect the 20% stock dividend effected on April 1, 1996.

Stock options are regarded as common stock equivalents and, accordingly, are considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

NOTE 3. Acquisitions

On January 3, 1996, the Bank acquired all of the outstanding common stock of Marble Financial Corporation ("Marble") of Rutland, Vermont for $18.00 per share in cash. On the date of closing, Marble and its banking subsidiary Marble Bank had consolidated assets and deposits of $396.2 million and $326.6 million, respectively. Marble's seven banking offices are operating as a division of the Bank. The transaction, which was accounted for under the purchase method of accounting, generated goodwill of approximately $20.1 million which is being amortized over 15 years.

On February 27, 1996, the Company announced that it had entered into a purchase and assumption agreement with Arrow Financial Corporation of Glens Falls, New York under which the Bank will assume the deposit liabilities and purchase loans owned and serviced by six banking offices currently operated by the Green Mountain Bank of Rutland, Vermont, a wholly owned subsidiary of Arrow Financial Corporation. The Office of Thrift Supervision, the Bank's primary regulator, has approved the transaction, and, pending approval from the Vermont banking authorities, the transaction is expected to close in the third quarter of 1996. The Green Mountain offices are located in central Vermont and, the acquisition will include approximately $110.0 million in deposits, loans with a net book value of $115.0 million and $45.0 million in loans serviced for other investors.

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


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ALBANK Financial Corporation (the "Holding Company", "Company", "ALBANK") is the holding company for ALBANK, FSB and subsidiaries (the "Bank"), a federally chartered stock savings bank. On April 1, 1992, the Bank completed its conversion from a mutual to a stock savings bank. On that date, the Holding Company issued and sold 15,697,500 shares of its common stock. Net proceeds to the Holding Company were $150.8 million after reflecting conversion expenses of $6.1 million. The Holding Company used $75.4 million of the net proceeds to acquire all of the issued and outstanding stock of the Bank. ALBANK's business currently consists primarily of the business of the Bank.

The Bank operates as a thrift institution with its principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. Approximately 69% of the Bank's deposit accounts as of June 30, 1996, were insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"), and approximately 31% were insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, in each case, up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a network of 64 branch offices in upstate New York, western Massachusetts and Vermont. The Bank's principal operating subsidiary is Alvest Financial Services, Inc. This wholly owned company, operating through the Bank's branch network, offers a full range of investment and insurance products and services.

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

Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $105.0 million at December 31, 1995, increased $11.8 million (11%) to $116.8 million as of June 30, 1996.

The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at June 30, 1996, was 27.46%.

The Company's cash flows are comprised of three classifications: cash flows from operating activities; cash flows from investing activities; and cash flows from financing activities. Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $43.7 million and $16.5 million for the six months ended June 30, 1996 and 1995, respectively. Net cash used by investing activities amounted to $12.8 million and $27.2 million for the six months ended June 30, 1996 and 1995, respectively. The 1996 usage included a $54.4 million cash outlay (net of cash acquired) to fund the acquisition of Marble Financial Corporation ("Marble"). The Company acquired assets with a fair value of $415.5 million and assumed liabilities with a fair value of $354.3 million in exchange for $18.00 per share in cash totaling $61.2 million. Adjusting for the Marble acquisition, the cash used by investing activities between the first half of 1995 and 1996 declined $68.8 million. This decline was the result of decreased cash expenditures for the purchase of loans receivable and net declines in loans receivable aggregating $46.9 million, a net provision of funds from security activity totaling $12.1 million and a net decline in cash usage in the remaining investing categories of $9.8 million. Cash flows used by financing activities of $19.0 million for the first half of 1996 compared with cash flows provided by financing activities of $22.7 million in the first half of 1995. Net cash provided by borrowed funds and repurchase agreements of $9.9 million in 1996 compared with net cash used to repay such borrowings of $13.3 million in 1995. Cash outflows from a net decrease in deposits during 1996 of $12.5 million compared with cash inflows from normal deposit activity of $27.6 million and from the acquisition of deposits of $17.5 million during 1995.

On February 27, 1996, the Board of Directors of the Holding Company declared a 6-for-5 stock split effected as a 20% stock dividend. The stock dividend was paid April 1, 1996, to shareholders of record on March 15, 1996. The quarterly cash dividend was maintained at $0.12 per share. Effectively, the stock dividend resulted in a 20% increase in cash dividend distributions by the Holding Company.

At June 30, 1996, the Bank's capital exceeded each of the capital requirements of the OTS. At June 30, 1996, the Bank's tangible and core capital levels were both $251.4 million (7.67% of total adjusted assets) and its risk-based capital level was $275.4 million (14.28% of total risk-weighted assets). The minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-based capital.

Financial Condition

As of June 30, 1996, total assets were $3.326 billion, an increase of $355.4 million (12%) from $2.970 billion at year-end 1995. This increase is primarily the result of the acquisition of Marble on January 3, 1996.

An $11.8 million (11%) increase in cash and cash equivalents to $116.8 million at June 30, 1996 was the result of a $10.8 million (20%) increase in cash and due from banks and a doubling of the level of federal funds sold to $2.0 million. Most of the increase in cash and cash equivalents resulted from balances that were acquired from Marble.

Securities available for sale decreased $3.1 million (1%) to $653.7 million at June 30, 1996. A $9.7 million (161%) increase in the valuation allowance for securities available for sale was only partially offset by net activity within the remainder of the portfolio. Additions included $142.4 million in purchases of securities available for sale, including $91.3 and $6.5 million in mortgage-backed securities and U.S. Government agencies, respectively, that were a result of the Marble acquisition. These increases were partially offset by maturities, payments, and calls of $112.2 million and sales of $23.0 million for the six months ended June 30, 1996. The net amortization of premiums and discounts accounted for the remainder of the change.

Investment securities declined $15.3 million (10%) to $138.4 million as maturities and calls exceeded new purchases. Proceeds from maturities and calls were redirected into the loan portfolio. Stock in the Federal
Home Loan Bank ("FHLB"), an investment required by law, is determined annually using year-end Bank financial information, increased $1.2 million (7%) to $16.9 million at June 30, 1996.

Loans receivable grew $336.7 million (17%) to $2.283 billion at June 30, 1996. Mortgage loans, which showed the greatest dollar increase, rose $245.7 million (15%) to $1.876 billion. Increases in mortgage loans included $198.9 million in mortgage loans acquired from Marble, $154.5 million in loan originations, and $58.6 million in purchases of one- to four-family loans. Principal repayments of $145.9 million, sales of loans amounting to $16.8 million and transfers to real estate owned of $4.1 million represented principal reductions to mortgage loans during the period. Residential mortgage application volume topped $417.0 million during the first half of 1996 compared with $138 million for the comparable period in 1995; as a result, 1996 is on track to be a record year for residential mortgage originations. Nonmortgage loans increased to $404.2 million as a result of increases in the commercial and consumer loan portfolios of $67.7 million (58%) and $22.3 million (11%), respectively. Included in this increase were commercial loans of $53.4 million and consumer loans of $26.0 million acquired from Marble as well as current year loan originations totaling $49.8 million. Reductions were comprised principally of principal payments of $39.3 million.

The allowance for loan losses increased $8.4 million (53%) to $24.3 million at June 30, 1996, primarily as a result of the $7.6 million in balances that were acquired from Marble. The additions of the provision for loan losses and net chargeoffs accounted for the remainder of the change.

The remaining asset categories increased by $32.5 million (30%) and were mainly reflective of assets received in the Marble acquisition. Goodwill resulting from the Marble acquisition of $20.1 million was the principle cause of the overall increase in other assets. Office premises and equipment increased $5.1 million (13%) due to the expanded branch franchise. Absent the $6.0 million acquired from Marble, this figure would have declined marginally. Accrued interest receivable increased $2.6 million (10%) during the period as a result of loans and securities acquired from Marble. Real estate owned increased $1.7 million (43%) since December 31, 1995, $1.2 million of which was related to balances acquired from Marble.

Total liabilities increased $361.9 million (14%) to $3.009 billion predominantly as a result of the $354.3 million in liabilities that was assumed by the Bank as part of the Marble acquisition. Deposits increased $314.1 million (12%) to $2.872 billion as the $326.6 million in deposits acquired from Marble were partially offset by subsequent net deposit outflows of $12.5 million. Borrowed funds increased $33.1 million to $34.4 million as FHLB advances were used to partially finance the Marble acquisition. Primarily as a result of the expanded branch network, the Bank's other liabilities, which include accrued expenses and outstanding checks, increased $13.3 million
(31%) to $56.5 million at June 30, 1996.

Stockholders' equity of $316.7 million decreased $6.5 million (2%) from $323.2 million at year-end 1995. Significant increases included net income of $15.5 million and stock option exercises of $0.9 million. The remainder of the increase was related to amortization and tax benefit related to ESOP and BRP stock. Offsetting these increases were purchases of treasury stock amounting to $15.1 million, net unrealized depreciation in the securities available for sale portfolio of $5.7 million since December 31, 1995 (primarily as a result of increasing interest rates), and cash dividends declared during the first six months of 1996 of $3.3 million.

Book value per common share increased to $23.83 per share at June 30, 1996, from $23.37 per share at December 31, 1995. The increase is a result of a net decrease in stockholders' equity of $6.5 million (2%) to $316.7 million at June 30, 1996, offset by a reduction in shares outstanding as additional stock was purchased under the Company's ongoing repurchase program. At June 30, 1996, the Holding Company held 2,409,567 shares of its common stock as treasury stock. As of June 30, 1996, the Holding Company had cumulatively acquired 4,758,747 shares pursuant to its repurchase program at a cost of $98.0 million. On April 1, 1996, the Holding Company distributed 2,267,307 shares of stock from treasury stock with a fair market value of $64.1 million to shareholders of record on March 15, 1996 to effect a 20% stock dividend. Additional cumulative distributions of 81,873 shares have been made to fulfill stock option exercises. At June 30, 1996, the ratio of equity to assets was 9.52%, compared with 10.88% at December 31, 1995. The lower equity to assets ratio at June 30, 1996 reflects the progress of management's capital deployment strategies.

Nonperforming assets increased $9.5 million (35%) to total $36.5 million at June 30, 1996, compared with $27.1 million as of December 31, 1995. Nonperforming loans increased $7.8 million (34%) and totaled $30.9 million at June 30, 1996, compared with $23.2 million as of December 31, 1995. The increase in nonperforming assets and nonperforming loans reflects mainly the nonperforming classification of certain assets acquired from Marble or originated subsequent to January 3, 1996 by the Bank's Marble Division. As of June 30, 1996, the current balances of nonperforming loans and real estate owned of Marble related assets were $7.6 million and $0.7 million respectively. The ratio of nonperforming assets to total assets at June 30, 1996, was 1.10% compared with 0.91% at December 31, 1995. The ratio of nonperforming loans to total loans was 1.35% at June 30, 1996, compared with 1.19% at December 31, 1995.

Comparisons of Operating Results for the Three and Six Months Ended June 30, 1996 and 1995

Analysis of Changes in Net Interest Income

The analyses of changes in net interest income that are shown in the following two tables are an integral part of the discussion of the results of operations for three and six months ended June 30, 1996, compared with the corresponding period of the prior year.

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



                                                      Three months ended June 30, 1996
                                                               compared with
                                                      Three months ended June 30, 1995
                                                             Increase (Decrease)

                                                             Due to

                                                        Volume       Rate           Net

                                                          (in thousands) (unaudited)


Interest-earning assets:
  Mortgage loans, net                                 $  5,138      1,163         6,301
  Other loans, net                                       2,467         63         2,530
  Securities available for sale                          8,031       (267)        7,764
  Investment securities                                 (9,419)       495        (8,924)
  Federal funds sold                                       177        (22)          155
  Securities purchased under agreement to resell           546        (18)          528
  Stock in Federal Home Loan Bank                           22        (66)          (44)
Total interest-earning assets                            6,962      1,348         8,310

Interest-bearing liabilities:
  Deposits:
    Savings accounts                                      (268)        47          (221)
    Transaction accounts                                   807        297         1,104
    Certificate accounts                                 2,788       (315)        2,473
  Borrowed funds and repurchase agreements                 391        (13)          378
Total interest-bearing liabilities                       3,718         16         3,734

Change in net interest income                         $  3,244      1,332         4,576




                                                        Six months ended June 30, 1996
                                                               compared with
                                                        Six months ended June 30, 1995
                                                             Increase (Decrease)

                                                             Due to

                                                        Volume       Rate           Net

                                                          (in thousands) (unaudited)


Interest-earning assets:
  Mortgage loans, net                                $  10,915      3,426        14,341
  Other loans, net                                       4,924        (12)        4,912
  Securities available for sale                         17,143       (389)       16,754
  Investment securities                                (19,257)       813       (18,444)
  Federal funds sold                                       145        (37)          108
  Securities purchased under agreement to resell         1,161        (10)        1,151
  Stock in Federal Home Loan Bank                           50       (198)         (148)
Total interest-earning assets                           15,081      3,593        18,674

Interest-bearing liabilities:
  Deposits:
    Savings accounts                                      (994)       127          (867)
    Transaction accounts                                 1,545        804         2,349
    Certificate accounts                                 6,849      1,611         8,460
  Borrowed funds and repurchase agreements                 956        (13)          943
Total interest-bearing liabilities                       8,356      2,529        10,885

Change in net interest income                        $   6,725      1,064         7,789


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



                                                                    Three Months Ended June 30,

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

                                                                       Average                                     Average
                                           Average                      Yield/         Average                      Yield/
                                      Balance <F1>    Interest <F2>       Cost    Balance <F1>    Interest <F2>       Cost

                                                                 (dollars in thousands) (unaudited)


Assets:
  Interest-earning assets:
    Mortgage loans, net <F3>           $ 1,843,887           37,501       8.14%    $ 1,589,648           31,200       7.85%
    Other loans, net <F3>                  401,327            9,391       9.38         295,870            6,861       9.28
    Securities available for sale          679,611           10,603       6.24         166,230            2,839       6.83
    Investment securities                  143,413            2,282       6.37         736,786           11,206       6.08
    Federal funds sold                      24,198              321       5.32          10,999              166       6.05
    Securities purchased under
      agreement to resell                   50,000              719       5.79          12,088              191       6.34
    Stock in Federal Home Loan Bank         16,913              272       6.47          15,750              316       8.05
  Total interest-earning assets          3,159,349           61,089       7.74       2,827,371           52,779       7.47

  Noninterest-earning assets               170,425                                     128,545
Total assets                           $ 3,329,774                                 $ 2,955,916

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts <F4>            $   875,610            6,380       2.93     $   912,429            6,601       2.90
      Transaction accounts <F5>            464,423            2,881       2.49         329,643            1,777       2.16
      Certificate accounts               1,493,433           20,140       5.42       1,287,074           17,667       5.51
    Borrowed funds and repurchase
      agreements                            33,796              446       5.31           4,308               68       6.33
  Total interest-bearing liabilities     2,867,262           29,847       4.19       2,533,454           26,113       4.13

  Noninterest-bearing liabilities          141,999                                      99,880
Total liabilities                        3,009,261                                   2,633,334

Stockholders' equity                       320,513                                     322,582
Total liabilities and
  stockholders' equity                 $ 3,329,774                                 $ 2,955,916

Net interest income and
  interest spread                                            31,242       3.55%                          26,666       3.34%

Net interest-earning assets and
  net interest margin                  $   292,087                        3.94%    $   293,917                        3.76%

Interest-earning assets to
  interest-bearing liabilities                1.10x                                       1.12x


<F1> Average balances are derived principally from average daily balances and include nonaccruing loans.
<F2> Includes dividends on equity securities.
<F3> Net of unearned discounts, premiums and related deferred loan fees/costs, where applicable.
<F4> Includes passbook, statement and interest-bearing escrow accounts.
<F5> Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.





                                                                     Six Months Ended June 30,

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

                                                                       Average                                     Average
                                           Average                      Yield/         Average                      Yield/
                                      Balance <F1>    Interest <F2>       Cost    Balance <F1>    Interest <F2>       Cost

                                                                 (dollars in thousands) (unaudited)


Assets:
  Interest-earning assets:
    Mortgage loans, net <F3>           $ 1,837,727           75,207       8.19%    $ 1,567,713           60,866       7.76%
    Other loans, net <F3>                  395,800           18,523       9.38         290,586           13,611       9.37
    Securities available for sale          704,659           21,957       6.23         155,296            5,203       6.70
    Investment securities                  144,054            4,542       6.31         755,767           22,986       6.08
    Federal funds sold                      18,102              480       5.33          12,760              372       5.88
    Securities purchased under
      agreement to resell                   50,000            1,457       5.86          10,166              306       6.07
    Stock in Federal Home Loan Bank         16,593              511       6.20          15,356              659       8.65
  Total interest-earning assets          3,166,935          122,677       7.75       2,807,644          104,003       7.41

  Noninterest-earning assets               169,276                                     129,366
Total assets                           $ 3,336,211                                 $ 2,937,010

Liabilities and Stockholders' Equity:
  Interest-bearing liabilities:
    Deposits:
      Savings accounts <F4>            $   871,845           12,717       2.93     $   940,077           13,584       2.91
      Transaction accounts <F5>            458,335            5,695       2.50         326,114            3,346       2.07
      Certificate accounts               1,496,103           41,081       5.52       1,244,479           32,621       5.29
    Borrowed funds and repurchase
            agreements                      39,529            1,050       5.34           3,561              107       6.06
  Total interest-bearing liabilities     2,865,812           60,543       4.25       2,514,231           49,658       3.98

  Noninterest-bearing liabilities          148,863                                     101,758
Total liabilities                        3,014,675                                   2,615,989

Stockholders' equity                       321,536                                     321,021
Total liabilities and
  stockholders' equity                 $ 3,336,211                                 $ 2,937,010

Net interest income and
  interest spread                                            62,134       3.50%                          54,345       3.43%

Net interest-earning assets and
  net interest margin                  $   301,123                        3.91%    $   293,413                        3.84%

Interest-earning assets to
  interest-bearing liabilities                1.11x                                       1.12x


<F1> Average balances are derived principally from average daily balances and include nonaccruing loans.
<F2> Includes dividends on equity securities.
<F3> Net of unearned discounts, premiums and related deferred loan fees/costs, where applicable.
<F4> Includes passbook, statement and interest-bearing escrow accounts.
<F5> Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.



Net Income and Interest Analysis

Three Months Ended June 30, 1996 compared with 1995

Net income for the quarter ended June 30, 1996, was $7.8 million, an increase of $0.6 million (8%) from the comparable quarter last year. Per share earnings, both primary and fully diluted, were $0.54 for the three months ended June 30, 1996, up from $0.48 per share a year ago, representing a 13% increase. The per share earnings have been adjusted to reflect the 20% stock dividend effected on April 1, 1996. The increase in net income generally reflects increases in net interest income provided by the spread between interest related assets and liabilities acquired from Marble which more than compensated for increases in noninterest expense related to operating an expanded branch network. Net interest income increased $4.6 million (17%) and totaled $31.2 million for the second quarter of 1996. Noninterest income increased slightly to $3.1 million, while noninterest expense increased $3.2 million (19%) to $19.7 million during the second quarter of 1996 compared with $16.5 million in 1995. Return on average assets equaled 0.95% for the second quarter of 1996 compared with 0.98% in 1995; the return on average equity of 9.83% for the current years second quarter compared with 9.02% a year earlier.

Interest income for the three months ended June 30, 1996, totaled $61.1 million, an increase of $8.3 million (16%) from 1995's second quarter that was a combined result of a $332.0 million (12%) rise in average interest-earning assets to $3.159 billion and a 27 basis point (4%) increase in the average rate earned to 7.74%. The most significant factor contributing to the higher level of interest income was the acquisition of interest-earning assets with balances totaling $383.7 million from Marble. Earnings on mortgage loans rose $6.3 million (20%) as a $254.2 million (16%) increase in average balance invested combined with a 29 basis point (4%) rise in the average rate earned. Other loan income advanced by $2.5 million (37%) as a $105.5 million (36%) increase in average balance (which occurred primarily in commercial, auto and student loans) combined with a 10 basis point (1%) increase in the average rate earned. Interest income from securities available for sale increased $7.8 million (273%) as a decrease of 59 basis points (9%) in the average rate earned was more than offset by a $513.4 million (309%) increase in the average amount invested. The increased average amount invested reflects the acquisition of securities classified as available for sale from Marble of $98.0 million as well as the December 29, 1995, transfer of investment securities with a book value of $492.3 million and a market value of $491.9 million to securities available for sale. Earnings on investment securities for the current quarter declined $8.9 million (80%) compared with the prior year as the average amount invested decreased $593.4 million (81%) due to the previously mentioned transfer to securities available for sale. Securities purchased under agreement to resell income increased $0.5 million (276%) as a decrease of 55 basis points (9%) in average rate earned was more than offset by an increase in average amount invested of $37.9 million (314%).

Interest expense for the quarter ended June 30, 1996, amounted to $29.8 million, $3.7 million (14%) more than the corresponding quarter of last year as a result of a $333.8 million (13%) increase in average interest-bearing liabilities to $2.867 billion and a 6 basis point (1%) rise in the average rate paid to 4.19%. The increase in average interest-bearing deposits was primarily attributable to the assumption of $326.6 million in deposits in conjunction with the Marble acquisition. The mix within the deposit structure changed as savings accounts average balances declined $36.8 million (4%) while the average rate paid increased 3 basis points (1%) resulting in a decrease of $0.2 million (3%) in interest expense compared with the second quarter of 1995. Transaction and certificate account average balances grew $134.8 million (41%) and $206.4 million (16%), respectively, as rates paid increased by 33 basis points (15%) on transaction accounts and decreased by 9 basis points (2%) on certificate accounts resulting in an increase in interest expense of $1.1 million (62%) on transaction accounts and $2.5 million (14%) on certificates. Interest expense on borrowed funds (representing advances from the Federal Home Loan Bank of New York) and repurchase agreements grew more than five-fold to $0.4 million as an increase in average balance for the period of $29.5 million was used to partially fund the Marble acquisition.

Net interest income for the three months ended June 30, 1996, totaled $31.2 million, $4.6 million (17%) greater than the $26.7 million reported for the comparable quarter a year ago. The increase in net interest income was generally volume driven reflecting the impact of the acquisition of Marble. The net interest spread of 3.55% and the net interest margin of 3.94% for the quarter ended June 30, 1996, were 21 basis points and 18 basis points higher, respectively, than the results recorded in the comparable quarter a year ago.

Six Months Ended June 30, 1996 compared with 1995

Net income for the six months ended June 30, 1996 increased $1.3 million (9%) to total $15.5 million. Per share earnings, on a fully diluted basis, were $1.07 for the six months ended June 30, 1996, up 16% from $0.92 per share a year ago. Primary earnings per share of $1.07 for the six months ended June 30, 1996, represented a 15% increase over $0.93 earned during the first half of 1995. The above per share earnings results have been adjusted to reflect the Company's April 1, 1996, 20% stock dividend. Net income increased as a result of a higher volume of net interest income which increased $7.8 million (14%) to $62.1 million for the first half of 1996. The volume increased due primarily to the Marble acquisition on January 3, 1996. Noninterest income increased $1.8 million (41%) to $6.1 million, while noninterest expense rose $6.3 million (19%) to $39.4 million. Return on average assets was 0.94% for the six months ended June 30, 1996 and 0.98% for the comparable period of 1995; the return on average equity of 9.72% increased from 8.92% a year earlier.

Interest income of $122.7 million for the six months ended June 30, 1996 was $18.7 million (18%) higher than the $104.0 million recognized during the first six months of 1995. This growth was a combined result of a $359.3 million (13%) rise in average interest-earning assets to $3.167 billion and a 34 basis point (5%) increase in the average rate earned to 7.75%. The acquisition of interest-earning assets in conjunction with the Marble acquisition continued to drive interest income to higher levels throughout the first half of 1996. Earnings on mortgage loans rose $14.3 million (24%) as a $270.0 million (17%) increase in average balance invested combined with a 43 basis point (6%) rise in the average rate earned. Other loan income advanced by $4.9 million (36%) as a $105.2 million (36%) increase in average balance (which occurred primarily in commercial and auto loans) combined with an average rate earned which increased slightly. Interest income from securities available for sale increased $16.8 million (322%) as a decrease of 47 basis points (7%) in the average rate earned was more than offset by a $549.4 million (354%) increase in the average amount invested. As previously discussed, the increased average amount invested reflects the acquisition of securities from Marble of $98.0 million as well as the December 29, 1995, transfer of investment securities to securities available for sale. Earnings on investment securities for the current period declined $18.4 million (80%) compared with the prior year due to the transfer to securities available for sale noted above. Securities purchased under agreement to resell income increased $1.2 million (376%) as an increase in average amount invested of $39.8 million (392%) more than compensated for a decrease of 21 basis points (3%) in the average rate earned.

Interest expense for the six months ended June 30, 1996, amounted to $60.5 million, $10.9 million (22%) more than the corresponding period of last year. This increase was the product of a $351.6 million (14%) increase in average interest-bearing liabilities to $2.866 billion and a 27 basis point (7%) rise in the average rate paid to 4.25%. Increases in the average balance of interest-bearing deposits acquired from Marble were the most significant reason for the higher level of interest expense. The largest increases in average balances occurred in transaction and certificate accounts which grew $132.2 million (41%) and $251.6 million (20%), respectively, as rates paid increased by 43 basis points (21%) on transaction accounts and by 23 basis points (4%) on certificate accounts. The foregoing increases in average balances and rates paid generated additional interest expense of $2.3 million (70%) on transaction accounts and $8.5 million (26%) on certificate accounts compared with the six months ended June 30, 1995. Savings accounts average balances declined $68.2 million (7%) while the average rate paid increased 2 basis points (1%) resulting in a $0.9 million (6%) decrease in interest paid on savings accounts. Average borrowed funds (representing advances from the Federal Home Loan Bank of New York) and repurchase agreements rose $36.0 million and were used to partially fund the Marble acquisition. The average rate paid on such borrowings dropped 72 basis points (12%) and helped mitigate a $1.0 million increase in interest expense incurred during 1996 compared with the first half of 1995.

Net interest income for the six months ended June 30, 1996, totaled $62.1 million, $7.8 million (14%) greater than the $54.3 million reported for the comparable period a year ago. Although the increase in net interest income was principally volume driven, net interest spread and net interest margin both advanced 7 basis points over amounts recorded in 1995 to equal 3.50% and 3.91%, respectively for the six months ended June 30, 1996.

Provision for Loan Losses

The provision for loan losses amounted to $1.4 million for the quarter and $2.9 million for the six months ended June 30, 1996 compared with $1.1 million and $2.3 million, respectively, a year ago. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of June 30, 1996, the Bank's allowance for loan losses totaled $24.3 million (1.07% of loans and 78.67% of nonperforming loans) compared with $15.9 million (0.82% of loans and 68.88% of nonperforming loans) at December 31, 1995. The increase in the allowance during 1996 was primarily a reflection of the addition of the Marble allowance which totaled $7.6 million.

Noninterest Income

Noninterest income increased slightly to $3.1 million for the three months ended June 30, 1996, compared with $2.9 million for the same period last year. Service charges on deposit accounts, the largest component of noninterest income, increased $0.1 million (8%) as a result of increased fees related to the higher level of deposit accounts that resulted from the Marble acquisition. Brokerage and insurance commissions also increased $0.1 million (33%) as brokerage activity increased during the second quarter of 1996.

Noninterest income for the six months ended June 30, 1996 amounted to $6.1 million, an increase of $1.8 million (41%) over the same period in 1995. 1995's results included a security loss of $1.2 million that resulted from the write-off of the Bank's investment in Nationar (See
NOTE 4 to the accompanying interim financial statements). Service charges on deposit accounts increased $0.2 million (8%) primarily due to increased savings and NOW account fees related to the higher level of these types of deposits that have been maintained since the Marble acquisition. Brokerage and insurance commissions increased $0.1 million (10%). Other noninterest income increased $0.3 million (65%) due to the combined effects of increases in fees received for loans serviced for other institutions, gains recorded on the sale/origination of loans, and a one-time real estate insurance settlement.

Noninterest Expense

Noninterest expense increased $3.2 million (19%) to $19.7 million for the three months ended June 30, 1996 and $6.3 million (19%) to $39.4 million for the six months ended June 30, 1996, compared with $16.5 million and $33.1 million for the respective comparable periods in 1995.

Compensation and employee benefits, was the largest element of noninterest expense, and increased $1.6 million (20%) and $3.1 million (19%) for the respective periods. The majority of the above increase was a direct result of the Marble acquisition and the remainder of the increase was principally related to annual merit increases, which were effective in March of each year.

Occupancy expense increased $0.2 million (10%) and $0.5 million (13%), respectively, in the second quarter of 1996 and the first half of 1996 compared with corresponding periods in the prior year. This was primarily due to costs associated with operating the Marble branch network. Furniture, fixtures and equipment expense increased $0.3 million and $0.6 million for the quarter and six month period ended June 30, 1996 compared with 1995. These additional costs are attributable not only to the acquisition of branches and banking house in the Marble acquisition but also to the acquisition and rental of computer equipment which is being used in the conversion and upgrading of the Bank's data processing system.

In spite of the previously noted increase in deposits, FDIC deposit insurance premiums actually declined $0.3 million for the quarter and $0.5 million for the six months ended June 30, 1996. Throughout the first six months of 1996 approximately 31% of the Bank's deposits, including all of the deposits acquired in the Marble acquisition, were BIF insured. The remainder of the Bank's deposits were insured by the SAIF. The BIF rate of insurance in 1996 is effectively zero, while the SAIF rate is $0.23 per $100 of deposits. During 1995, there was no differential between the BIF and the SAIF rates. Therefore, the Bank realized a decrease in the insurance premium paid, even though deposits increased significantly due to the Marble acquisition.

Telephone, postage and printing rose $0.1 million (6%) and $0.2 million (12%) for the quarter and six months ended June 30, 1996 as additional operational costs were incurred in conjunction with the Bank's expanding franchise in the State of Vermont.

Other noninterest expense increased to $3.8 million for the quarter, up $1.3 million (54%) from last year while expense rose $2.3 million (47%) and totaled $7.3 million for the six months ended June 30, 1996. Increases for the quarter and for the six months ended June 30, 1996 were as follows: amortization of goodwill rose $0.3 million and $0.7 million, respectively, as a result of the Marble acquisition; advertising increased $0.2 million and $0.4 million, respectively; foreclosure related cost jumped $0.3 million and $0.4 million, respectively, over amounts incurred in 1995 due to increases in bankruptcy filings; and costs associated with increased loan activity rose $0.2 million and $0.3 million, respectively. Additional expense connected to operating an expanded branch network increased $0.3 million for the quarter and $0.5 million for the six months ended June 30, 1996.

The ratios of noninterest expense, excluding gains and losses related to the securities portfolios, to average assets were 2.37% and 2.36% on an annualized basis for the three months and six months ended June 30, 1996, compared with 2.23% and 2.25% for the same periods ended June 30, 1995. The ratios of noninterest expense net of noninterest income (exclusive of gains or losses on net security transactions) to average assets were 2.00% and 1.84% on an annualized basis for the three months ended June 30, 1996 and 1995, respectively, and 2.00% and 1.87% for the six months ended June 30, 1996 and 1995. The efficiency ratio measures noninterest expense (excluding amortization of intangibles and real estate owned related expense) as a percentage of net interest income plus noninterest income (exclusive of net security transactions and real estate owned related income). The efficiency ratios for the quarters ended June 30, 1996 and 1995 were 54.17% and 53.00%, respectively. Efficiency ratios for thrift institutions in the $1-5 billion asset range, as reported by SNL Securities, were 58.94% and 59.36%, respectively for the quarters ended December 31, 1995 and March 31, 1996. Comparable ratios for all thrifts in the above time periods were 63.27% and 62.39%, respectively.

Income Tax Expense

Income tax expense for the three months ended June 30, 1996, totaled $5.3 million, a $0.7 million (14%) increase over the same period of the prior year. Largely due to the effect of the Marble acquisition on earnings, pre-tax income generated during the second quarter of 1996 reached $13.2 million, a $1.2 million (10%) increase over the prior year. The Company's effective tax rate of 40.6% for the second quarter of 1996 compares with 39.2% for 1995.

Income tax expense for the six months ended June 30, 1996, totaled $10.5 million, a $1.3 million (14%) increase over 1995. Earnings before income taxes were $26.0 million or $2.6 million (11%) in excess of 1995 levels. This increase is attributable mainly to the Marble acquisition's impact on earnings. The Company's effective tax rate for the six months ended June 30, 1996 was 40.2% compared to 39.2% for the prior year.

Part II         OTHER INFORMATION

Item 1.         Legal Proceedings
                The Holding Company and the Bank are not engaged in any legal proceedings of a material nature at the present time.

Item 2.         Changes in Securities
	        None.

Item 3.         Default upon Senior Securities
	        None.

Item 4.         Submission of Matters to a Vote of Security Holders

         (a.) The annual meeting of the shareholders of the Holding Company for the election of three directors and the consideration of certain other matters was held on May 22, 1996. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934 pursuant to Proxy materials dated April 3, 1996.
                There was no solicitation in opposition
                to the management's nominees for directors and all of such nominees were elected.

         (b.) The ratification of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1996.

                             Number of        Number of        Number of
                             Affirmative      Negative         Withheld
                             Votes            Votes            Votes

                             9,483,574        93,032           52,081

         (c.)   Amendment of the Albany Savings Bank, FSB
                Recognition and Retention Plan
                and Trust Agreement for Outside Directors to close participation as of April 24, 1995.

                             Number of        Number of        Number of
                             Affirmative      Negative         Withheld
                             Votes            Votes            Votes

                             7,213,549        812,818          118,420

         (d.)   Termination of the ALBANK Financial Corporation
                1992 Stock Incentive Plan for Outside Directors.

                             Number of        Number of        Number of
                             Affirmative      Negative         Withheld
                             Votes            Votes            Votes

                             8,667,183        622,496          90,979

         (e.)   Approval of the ALBANK Financial Corporation
                1995 Stock Incentive Plan for Outside Directors.

                             Number of        Number of        Number of
                             Affirmative      Negative         Withheld
                             Votes            Votes            Votes

                             5,692,045        2,097,751        354,991

         (f.)   Approval of the amendments to the
                ALBANK Financial Corporation
                1992 Stock Incentive Plan for Key Employees.

                             Number of        Number of        Number of
                             Affirmative      Negative         Withheld
                             Votes            Votes            Votes

                             5,252,757        2,664,962        310,331

Item 5.         Other Information
                None.

Item 6.         Exhibits and Reports on Form 8-K

         (a).   Exhibits

                The following exhibit is filed as part of this report.

                Regulation S-K Exhibit
                Reference Number

                11    11.1  Statement regarding Computation of Per Share
                            Earnings

         (b).   Reports on Form 8-K
                None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALBANK Financial Corporation
                                             (Registrant)

DATE: August 12, 1996             BY: /s/ Barry G. Blenis
                                      Barry G. Blenis
                                      Executive Vice President,
                                      Operations and Strategic Planning
                                      (Duly Authorized Officer)

DATE: August 12, 1996             BY: /s/ Richard J. Heller
                                      Richard J. Heller
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


            ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
                             Form 10-Q

                            Exhibit Index

Regulation S-K Exhibit                                    Exhibit
Reference Number                                          Number

11      11.1      Statement regarding Computation of
                  Per Share Earnings                      Ex. - 11.1



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Form 10-Q

Statement regarding Computation of Per Share Earnings


                                                                        Three months                     Six months
                                                                       ended June 30,                  ended June 30,

Exhibit 11.1                                                            1996            1995            1996            1995


1. Net income                                                   $  7,834,414       7,256,248    $ 15,545,878      14,207,723

2. Weighted average common shares outstanding <F1>                13,509,270      14,479,062      13,579,636      14,612,063

3. Weighted average common stock equivalents due
   to the dilutive effect of stock options when utilizing
   the treasury stock method. Per share market price is based
   on the average per share market price for the period. <F1>        905,404         757,193         883,077         742,177

4. Total weighted average common shares and
   common stock equivalents outstanding for primary
   earnings per share computation                                 14,414,674      15,236,255      14,462,713      15,354,240

5. Primary earnings per share <F1>                              $       0.54            0.48    $       1.07            0.93

6. Weighted average common shares outstanding <F1>                13,509,270      14,479,062      13,579,636      14,612,063

7. Weighted average common stock equivalents due
   to the dilutive effect of stock options when utilizing
   the treasury stock method. Per share market price used
   is the greater of the average market price for the period
   or the end-of-period market price per share. <F1>                 905,404         762,176         887,149         762,176

8. Total weighted average common shares and
   dilutive shares outstanding for fully diluted
   earnings per share computation                                 14,414,674      15,241,238      14,466,785      15,374,239

9. Fully diluted earnings per share <F1>                        $       0.54            0.48    $       1.07            0.92


<F1> Adjusted to reflect the 20% stock dividend effected on April 1, 1996