Form 10-Q
period 1996-09-30
ALBANK FINANCIAL CORP
filed 1996-11-14
CIK 882293

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996       Commission File No. 0-19843


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes __x___   No  ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

							                            	Number of shares outstanding
Class of Common Stock					              as of October 31, 1996

Common Stock, Par $.01						                  13,090,763




                ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  FORM 10-Q

                                    INDEX

Part I		        FINANCIAL INFORMATION

Item 1.		       Financial Statements

              		Consolidated Statements of Earnings for the Three Months Ended September 30, 1996 and 1995 (unaudited)

              		Consolidated Statements of Earnings for the Nine Months Ended September 30, 1996 and 1995 (unaudited)

              		Consolidated Statements of Financial Condition as of September 30, 1996 (unaudited) and December 31, 1995

              		Consolidated Statements of Changes in Stockholders' Equity for
              		the Nine Months Ended September 30, 1996 and 1995 (unaudited)

              		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1995 (unaudited)

              		Notes to Unaudited Consolidated Interim Financial Statements

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

Signatures

Exhibit Index




ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Earnings
(in thousands, except per share data)


                                                             Three months ended
                                                                September 30,
                                                              1996         1995
                                                                 (unaudited)
Interest income:
  Mortgage loans                                          $ 39,129       31,918
  Other loans                                                9,339        7,744
  Securities available for sale                             10,076        2,793
  Investment securities                                      2,117       10,491
  Fed funds sold                                                27          502
  Securities purchased under agreement to resell               709          793
  Stock in Federal Home Loan Bank                              263          308
Total interest income                                       61,660       54,549

Interest expense:
  Deposits and escrow accounts                              29,551       27,235
  Borrowed funds and repurchase agreements                     731           33
Total interest expense                                      30,282       27,268

Net interest income                                         31,378       27,281
Provision for loan losses                                    1,425        1,125
Net interest income after provision for loan losses         29,953       26,156

Noninterest income:
  Service charges on deposit accounts                        1,375        1,309
  Net security transactions                                      -            1
  Brokerage and insurance commissions                          518          395
  Other                                                      1,017          897
Total noninterest income                                     2,910        2,602

Noninterest expense:
  Compensation and employee benefits                         9,709        7,760
  Occupancy, net                                             2,223        2,023
  Furniture, fixtures and equipment                          1,345        1,021
  Federal deposit insurance premiums                         1,143        1,105
  Federal deposit insurance special SAIF assessment         10,397           --
  Professional, legal and other fees                           968          626
  Telephone, postage and printing                            1,057        1,054
  Other                                                      3,729        2,664
Total noninterest expense                                   30,571       16,253

Income before income taxes                                   2,292       12,505
Income tax expense                                             644        4,935
Net income                                                $  1,648        7,570

Primary and fully diluted earnings per share
based on "core earnings"<F1>:                             $   0.57         0.50

Primary and fully diluted earnings per share              $   0.12         0.50

<F1> Core earnings excludes the after tax effect of the 9/30/96 special assessment to recapitalize the Savings Association Insurance Fund.


See accompanying notes to unaudited consolidated interim financial statements.




ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Earnings
(in thousands, except per share data)

                                                              Nine months ended
                                                                September 30,
                                                              1996         1995
                                                                 (unaudited)
Interest income:
  Mortgage loans                                         $ 114,336       92,784
  Other loans                                               27,862       21,355
  Securities available for sale                             32,033        7,996
  Investment securities                                      6,659       33,477
  Federal funds sold                                           507          874
  Securities purchased under agreement to resell             2,166        1,099
  Stock in Federal Home Loan Bank                              774          967
Total interest income                                      184,337      158,552

Interest expense:
  Deposits and escrow accounts                              89,044       76,786
  Borrowed funds and repurchase agreements                   1,781          140
Total interest expense                                      90,825       76,926

Net interest income                                         93,512       81,626
Provision for loan losses                                    4,275        3,375
Net interest income after provision for loan losses         89,237       78,251

Noninterest income:
  Service charges on deposit accounts                        4,073        3,814
  Net security transactions                                      5       (1,198)
  Brokerage and insurance commissions                        1,463        1,255
  Other                                                      3,471        3,066
Total noninterest income                                     9,012        6,937

Noninterest expense:
  Compensation and employee benefits                        28,678       23,647
  Occupancy, net                                             6,895        6,147
  Furniture, fixtures and equipment                          3,854        2,955
  Federal deposit insurance premiums                         3,439        3,935
  Federal deposit insurance special SAIF assessment         10,397           --
  Professional, legal and other fees                         2,308        1,884
  Telephone, postage and printing                            3,361        3,114
  Other                                                     11,016        7,631
Total noninterest expense                                   69,948       49,313

Income before income taxes                                  28,301       35,875
Income tax expense                                          11,107       14,097
Net income                                               $  17,194       21,778
Earnings per share based on "core earnings" (F1):
    Primary                                              $    1.65         1.48
    Fully diluted                                             1.64         1.47

Earnings per share:
    Primary                                              $    1.20         1.43
    Fully diluted                                             1.20         1.42


<F1> Core earnings excludes the after tax effect of both the 9/30/96 special assessment to recapitalize the Savings Association Insurance Fund and the 3/31/95 $1.2 million write-off of the capital investment in Nationar.


See accompanying notes to unaudited consolidated interim financial statements.





ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)


                                                                                     September 30,      December 31,
                                                                                              1996              1995
                                                                                        (unaudited)

Assets

Cash and due from banks                                                                $    67,675            54,002
Federal funds sold                                                                              --             1,000
Securities purchased under agreement to resell                                              25,000            50,000
Total cash and cash equivalents                                                             92,675           105,002

Securities available for sale, at approximate market value                                 635,619           656,784
Investment securities (approximate market value of $126,229 at
  September 30, 1996 and $155,862 at  December 31, 1995)                                   125,586           153,740

Loans receivable                                                                         2,515,043         1,946,601
Less: allowance for loan losses                                                             28,240            15,949
Loans receivable, net                                                                    2,486,803         1,930,652

Accrued interest receivable                                                                 29,181            26,351
Office premises and equipment, net                                                          47,480            40,655
Stock in Federal Home Loan Bank, at cost                                                    16,913            15,750
Real estate owned                                                                            5,811             3,899
Other assets                                                                                69,661            37,337
                                                                                       $ 3,509,729         2,970,170



Liabilities

Deposits                                                                               $ 2,998,377         2,558,288
Escrow accounts                                                                             16,093            34,928
Accrued income taxes payable                                                                 2,583             4,529
Borrowed funds and repurchase agreements                                                   108,032             1,290
Obligation under capital lease                                                               4,671             4,743
Other liabilities                                                                           65,935            43,210
Total liabilities                                                                        3,195,691         2,646,988



Stockholders' Equity

Preferred stock, $.01 par value. Authorized 25,000,000 shares;
  none outstanding                                                                              --                --
  15,697,500 shares issued; 13,100,163 shares outstanding at September 30, 1996
  and 11,521,970 shares outstanding at December 31, 1995                                       157               157
Additional paid-in capital                                                                 180,371           151,969
Retained earnings, substantially restricted                                                207,232           258,631
Treasury stock, at cost (2,597,337 shares at September 30, 1996
  and 4,175,530 shares at December 31, 1995)                                               (65,502)          (82,381)
Unrealized gain (loss) on securities available for sale, net of tax                           (517)            3,528
Common stock acquired by:
  Employee stock ownership plan ("ESOP")                                                    (7,217)           (7,535)
  Bank recognition plan ("BRP")                                                               (486)           (1,187)
Total stockholders' equity                                                                 314,038           323,182
                                                                                       $ 3,509,729         2,970,170
See accompanying notes to unaudited consolidated interim financial statements.





ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(in thousands) (unaudited)

                                                                                 Net Unrealized
                                                                                 Gain (Loss) on     Common    Common
                                              Additional                             Securities      Stock     Stock
                                       Common    Paid-in   Retained  Treasury     Available for   Acquired  Acquired
                                        Stock    Capital   Earnings     Stock  Sale, Net of Tax    by ESOP    by BRP    Total
Nine months ended September 30, 1996

Balance at December 31, 1995           $ 157     151,969   258,631   (82,381)             3,528     (7,535)   (1,187) 323,182

Net income                                --          --    17,194        --                 --         --        --   17,194

Purchase of treasury stock                --          --        --   (20,101)                --         --        --  (20,101)

Proceeds from the exercise
  of stock options                        --          --      (333)      732                 --         --        --      399

Reduction of stock option
  rollover liability upon
  exercise of stock options               --          --       615        --                 --         --        --      615

Tax benefits related to
  vested BRP stock and
  stock options exercised                 --         599        --        --                 --         --        --      599

Adjustment of securities
  available for sale
  to market, net of tax                   --          --        --        --             (4,045)        --        --   (4,045)

Cash dividends declared                   --          --    (4,824)       --                 --         --        --   (4,824)

Stock dividends declared                  --      27,803   (64,051)   36,248                 --         --        --       --

Amortization of award
  of ESOP stock                           --          --        --        --                 --        318        --       318

Amortization of award
  of BRP stock                            --          --        --        --                 --         --       701       701

Balance at September 30, 1996          $ 157     180,371   207,232   (65,502)              (517)     (7,217)    (486)  314,038



Nine months ended September 30, 1995

Balance at December 31, 1994           $ 157     151,433   235,065   (58,218)              (735)     (8,791)  (2,122)  316,789

Net income                                --          --    21,778        --                 --          --       --    21,778

Purchase of treasury stock                --          --        --   (19,258)                --          --       --   (19,258)

Proceeds from the exercise
  of stock options                        --          --        (9)       59                 --          --       --        50

Tax benefits related to
  vested BRP stock and
  stock options exercised                 --         405        --        --                 --          --       --       405

Adjustment of securities
  available for sale
  to market, net of tax                   --          --        --        --              3,458          --        --    3,458

Cash dividends declared                   --          --    (4,320)       --                 --          --        --   (4,320)

Amortization of award
  of ESOP stock                           --          --        --        --                 --         307        --      307

Amortization of award
  of BRP stock                            --          --        --        --                 --          --       701      701

Balance at September 30, 1995          $ 157     151,838   252,514   (77,417)             2,723      (8,484)   (1,421) 319,910


See accompanying notes to unaudited consolidated interim financial statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)

                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                              1996           1995

                                                                                                  (unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income                                                                              $   17,194         21,778
Reconciliation of net income to net cash provided by operating activities:
  Depreciation and lease amortization                                                        3,934          2,874
  Amortization of goodwill                                                                   2,209          1,169
  Net amortization (accretion) of premiums/discounts on securities available for sale          944           (289)
  Net amortization of premiums/discounts on investment securities                               28          1,309
  Amortization of award of ESOP and BRP stock                                                1,019          1,008
  Net security transactions                                                                     (5)         1,198
  Net gain on sale of real estate owned                                                       (308)          (288)
  Origination of loans receivable for sale                                                 (15,775)       (11,580)
  Sale of loans receivable originated for sale                                              20,273         14,845
  Provision for loan losses                                                                  4,275          3,375
  Writedown of real estate owned                                                               473            274
  Change in assets and liabilities net of effects from the purchase of Marble and Green Mountain:
    Net increase (decrease) in accrued income taxes payable                                 (1,377)         2,113
    Net decrease (increase) in accrued interest receivable                                     725         (1,010)
    Net decrease in other assets                                                             2,949            402
    Net increase (decrease) in other liabilities and obligation under capital lease         18,746         (1,841)
Net cash provided by operating activities                                                   55,304         35,337

Cash flows from investing activities
Payment for purchase of Marble, net of cash acquired                                       (54,437)            --
Payment for purchase of Green Mountain Bank, net of cash acquired                           (7,002)            --
Proceeds from the sale of securities available for sale                                     25,485             --
Proceeds from the maturity or call of  securities available for sale                       130,762         76,402
Proceeds from the maturity or call of investment securities                                 53,544        137,935
Purchase of securities available for sale                                                  (45,105)       (75,549)
Purchase of investment securities                                                          (25,179)       (20,350)
Purchase of loans receivable                                                              (170,883)       (92,861)
Net increase in loans receivable                                                           (24,213)       (44,944)
Redemption (purchase) of Federal Home Loan Bank stock                                        2,912         (1,621)
Proceeds from the sale of real estate owned                                                  4,644          4,432
Capital expenditures                                                                        (4,215)        (8,363)
Net cash used by investing activities                                                     (113,687)       (24,919)

Cash flows from financing activities
Branch purchases - deposits acquired                                                            --         18,194
Less:  purchase premium and capitalized costs                                                   --            655
  Net                                                                                           --         17,539
Net increase in deposits                                                                     5,778          9,492
Net decrease in escrow accounts                                                            (18,975)        (9,554)
Proceeds from borrowed funds and repurchase agreements                                     109,883          3,000
Repayment of borrowed funds and repurchase agreements                                      (26,290)       (15,300)
Purchase of treasury stock                                                                 (20,101)       (19,258)
Dividends paid                                                                              (4,638)        (4,151)
Proceeds from the exercise of stock options                                                    399             50
Net cash provided (used) by financing activities                                            46,056        (18,182)

Net decrease in cash and cash equivalents                                                  (12,327)        (7,764)
Cash and cash equivalents at beginning of period                                           105,002        107,192
Cash and cash equivalents at end of period                                              $   92,675         99,428

Supplemental disclosures of cash flow information
Cash paid during the period:
  Interest on deposits, borrowed funds, and repurchase agreements                       $   90,936         76,963
  Income taxes                                                                              12,804         11,638
Net reduction in loans resulting from transfers to real estate owned                         5,380          4,058
Net unrealized (loss) gain on debt and equity securities available for sale                 (6,874)         3,172
Tax benefits related to vested BRP stock and stock options                                     599            405

The Company purchased all of the common stock of Marble for $61,229 and the net assets of Green Mountain Bank for $7,771.  In conjunction with the acquisition, liabilities were assumed as follows:
  Fair value of assets acquired                                                         $  530,967             --
  Cash paid for Marble common stock                                                        (61,229)            --
  Cash paid for Green Mountain net assets                                                   (7,771)            --
  Liabilities assumed                                                                   $  461,967             --

See accompanying notes to unaudited consolidated interim financial statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1995 Form 10-K of ALBANK Financial Corporation and subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

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

NOTE 2.  Earnings Per Share

Earnings per share for the quarters and nine month periods ended September 30, 1996 and 1995, have been determined by dividing net income by the weighted average number of shares of common stock and weighted average number of common stock equivalents outstanding and have been adjusted to reflect the 20% stock dividend effected on April 1, 1996.

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

On September 30, 1996, the Company assumed the deposit liabilities and purchased loans owned and serviced by six banking offices formerly operated by the Green Mountain Bank of Rutland, Vermont ("Green Mountain"), a wholly owned subsidiary of Arrow Financial Corporation. The transaction included approximately $107.7 million in deposits, loans with a net book value of $108.4 million and $41.0 million in loans serviced for other investors and generated goodwill amounting to $8.2 million which is being amortized over 15 years. The Rutland banking office of Green Mountain was consolidated with and will be serviced from the existing Rutland banking office acquired from Marble. The remaining Green Mountain banking offices, located in central Vermont, together with the seven banking offices acquired from Marble, are currently operating as the Bank's Marble Division ("Marble Division").

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

NOTE 5.  Federal Deposit Insurance Special Savings Association
Insurance Fund ("SAIF") Assessment

Legislation signed into law on September 30, 1996, provided for a special one-time assessment to be levied by the Federal Deposit Insurance Corporation ("FDIC") on all institutions with SAIF insured deposits to contribute to the recapitalization of the SAIF. On September 30, 1996, the Bank accrued $10.4 million for the special assessment. The after-tax charge of $6.4 million was equivalent to $0.45 per share. In return for payment of the special assessment, the Bank will receive a substantial reduction in FDIC deposit insurance premiums on its SAIF insured deposits commencing January 1, 1997. Upon FDIC approval expected in the fourth quarter, the premium on SAIF insured deposits are anticipated to be reduced from the present rate of 23 basis points to the proposed premium of 6.4 basis points on SAIF insured deposits; simultaneously the present premium rate on Bank Insurance Fund ("BIF") insured deposits is expected to be increased from effectively 0 basis points to 1.3 basis points.

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

The Bank operates as a thrift institution with its principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. Approximately 66% of the Bank's deposit accounts as of September 30, 1996, were insured by the Savings Association Insurance Fund ("SAIF"), as administered by the FDIC, and approximately 34% were insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, in each case, up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a network of 69 branch offices in upstate New York, western Massachusetts and Vermont. The Bank's principal operating subsidiary is Alvest Financial Services, Inc. This wholly owned company, operating through the Bank's branch network, offers a full range of investment and insurance products and services.

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

Liquidity and Capital Resources

The Company's most liquid assets are cash and cash equivalents. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents of $105.0 million at December 31, 1995, decreased $12.3 million (12%) to $92.7 million as of September 30, 1996.

The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at September 30, 1996, was 26.10%.

The Company's cash flows are comprised of cash flows from operating activities, investing activities and financing activities.

Cash flows provided by operating activities, consisting primarily of interest and dividends received less interest paid on deposits, were $55.3 million and $35.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase is primarily due to the one-time assessment of $10.4 million accrued September 30, 1996, anticipated to be paid in the fourth quarter. Cash received from the sale of loans receivable originated for sale increased $5.4 million while other operating sources of cash contributed to the remaining net increase of $4.2 million.

Net cash used by investing activities amounted to $113.7 million and $24.9 million for the nine months ended September 30, 1996 and 1995, respectively. The 1996 usage included a $54.4 million cash outlay (net of cash acquired) to fund the acquisition of Marble Financial Corporation ("Marble"). The Company acquired assets with a fair value of $415.5 million and assumed liabilities with a fair value of $354.3 million in exchange for $18.00 per share in cash totaling $61.2 million. Also included in investing cash usage was a $7.0 million cash outlay (net of cash acquired) to fund the acquisition of Green Mountain Bank ("Green Mountain"). The Company acquired assets with a fair value of $115.5 million and assumed liabilities with a fair value of $107.7 million in exchange for the cash premium. Adjusting for the Marble and Green Mountain acquisitions, the cash usage between the first nine months of 1995 and 1996 increased $27.3 million. The purchase of loans receivable reduced by net declines in loans receivable increased cash used by investing activities $57.3 million over the same period in 1995. The increase in cash used by loan activity was offset by an increased net provision of cash from security activity totaling $21.1 million and a net increase in cash provided by the remaining investing categories of $8.9 million.

Cash flows provided by financing activities of $46.1 million for the first nine months of 1996 compared with cash flows used by financing activities of $18.2 million in the first nine months of 1995. Net cash provided by borrowed funds and repurchase agreements of $83.6 million in 1996 compared with net cash used to repay such borrowings of $12.3 million in 1995. Offsetting the cash provided by borrowing activity were cash outflows from a net decrease in escrow accounts during 1996 of $19.0 million compared with $9.6 million during 1995. Cash provided by financing activity in 1995 included the acquisition of deposits of $17.5 million.

On February 27, 1996, the Board of Directors of the Holding Company declared a 6-for-5 stock split effected as a 20% stock dividend. The stock dividend was paid April 1, 1996, to shareholders of record on March 15, 1996. The quarterly cash dividend was maintained at $0.12 per share. Effectively, the stock dividend resulted in a 20% increase in cash dividend distributions by the Holding Company.

At September 30, 1996, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. At September 30, 1996, the Bank's tangible and core capital levels were both $233.1 million (6.76% of total adjusted assets) and its risk-based capital level was $258.6 million (12.59% of total risk-weighted assets). The minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-based capital.

Financial Condition

As of September 30, 1996, total assets were $3.510 billion, an increase of $539.6 million (18%) from $2.970 billion at year-end
1995. This increase is primarily the result of the acquisition of Marble on January 3, 1996, and Green Mountain on
September 30, 1996.

A $12.3 million (12%) decrease in cash and cash equivalents to $92.7 million at September 30, 1996, was the net result of a $25.0 million decrease from the maturity of a cash equivalent repurchase agreement offset by a $13.7 million (25%) increase in other cash equivalent balances, primarily the Bank's account balance with the Federal Reserve Bank. The proceeds from the repurchase agreement maturity were used to fund loan growth. The increased Federal Reserve Bank balance reflects the Bank's expanded branch network and deposit base.

Securities available for sale decreased $21.2 million (3%) to $635.6 million at September 30, 1996. A $6.9 million (115%) decrease in the valuation allowance for securities available for sale was only partially offset by net activity within the remainder of the portfolio. Additions included $142.9 million in purchases of securities available for sale, including $91.3 and $6.5 million in mortgage-backed securities and U.S. Government agencies, respectively, that were a result of the Marble acquisition. These increases were more than offset by maturities, payments, and calls of $133.3 million and sales of $23.0 million for the nine months ended September 30, 1996. The net amortization of premiums and discounts accounted for the remainder of the change.

Investment securities declined $28.2 million (18%) to $125.6 million as proceeds from maturities, payments and calls exceeded new purchases. These proceeds were redirected into the loan portfolio. Stock in the Federal Home Loan Bank ("FHLB"), an investment required by law, is determined annually using year-end Bank financial information, increased $1.2 million (7%) to $16.9 million at September 30, 1996.

Loans receivable grew $568.4 million (29%) to $2.215 billion at September 30, 1996. Mortgage loans, which showed the greatest dollar increase, rose $410.7 million (25%) to $2.043 billion. Increases in mortgage loans included $198.9 million and $44.4 million of balances acquired from Marble and Green Mountain, respectively, $235.3 million in loan originations, and $170.9 million in purchases of individual one- to four-family loans. Principal repayments of $216.7 million, sales of loans amounting to $20.3 million and transfers to real estate owned of $6.1 million represented principal reductions to mortgage loans during the period. Residential mortgage application volume topped $577 million during the first nine months of 1996 compared with $230 million for the comparable period of 1995; as a result, 1996 is on track to be a record year for residential mortgage originations. Other loans increased to $472.1 million as a result of increases in the commercial and consumer loan portfolios of $122.2 million (106%) and $35.6 million (18%), respectively. Included in this increase were commercial loans of $53.4 million and $55.1 million and consumer loans of $26.0 million and $8.9 million acquired from Marble and Green Mountain, respectively. Current year other loan originations totaled $78.0 million. Reductions were comprised principally of principal payments of $62.3 million.

The allowance for loan losses increased $12.3 million (77%) to $28.2 million at September 30, 1996, primarily as a result of the $7.6 million and $3.7 million in balances that were acquired from Marble and Green Mountain, respectively. The remaining increase is attributable to the excess of the provision for loan losses over net loan chargeoff activity.

The remaining asset categories increased by $43.9 million (41%) and were mainly reflective of assets received in the Vermont Marble and Green Mountain acquisitions. Goodwill resulting from the Marble acquisition of $20.1 million and the Green Mountain acquisition of $8.2 million was the principle cause of the overall increase in other assets. Other increases primarily the result of the Marble and Green Mountain acquisitions included office premises and equipment which increased $6.9 million (17%), accrued interest receivable which increased $2.8 million (11%), and real estate owned which increased $1.9 million (50%) to $5.8 million, $1.2 million and $0.2 million of which were balances acquired from Marble and Green Mountain, respectively.

Total liabilities increased $548.7 million (21%) to $3.196 billion predominantly as a result of the $354.3 million and $107.7 million in liabilities assumed by the Bank as part of the Marble and Green Mountain acquisitions, respectively. Deposits increased $440.1 million (17%) to $2.998 billion as the $462.0 million in deposits acquired were partially offset by net deposit outflows of $21.9 million. Primarily as a result of outflows for payment of property taxes, escrow account balances declined $18.8 million (53.9%) to $16.1 million at September 30, 1996. Borrowed funds increased $106.7 million to $108.0 million as FHLB advances were used to partially finance the Marble acquisition, and to fund new loan growth. The Bank's other liabilities increased $22.7 million (53%) to $65.9 million at September 30, 1996. Almost half of this increase represents the $10.4 million accrual for the special SAIF assessment (See NOTE 5 to the accompanying interim financial statements). The remainder of the increase, which included a $6.8 increase in outstanding checks, is attributed to the operation of an expanded branch network.

Stockholders' equity of $314.0 million decreased $9.1 million (3%) from $323.2 million at year-end 1995. Significant increases included net income of $17.2 million, stock option exercises of $1.0 million, and amortization and tax benefit related to ESOP and BRP stock totaling $1.0 million. Offsetting these increases were purchases of treasury stock amounting to $20.1 million, net unrealized depreciation in the securities available for sale portfolio of $4.0 million since December 31, 1995 (primarily as a result of increasing interest rates), and cash dividends declared during the first nine months of 1996 of $4.8 million.

Book value per common share increased to $23.97 per share at September 30, 1996, from $23.37 per share at December 31, 1995. The increase is a result of a net decrease in stockholders' equity of $9.1 million (3%) to $314.0 million at September 30, 1996, offset by a reduction in shares outstanding as additional stock was purchased under the Company's ongoing repurchase program. At September 30, 1996, the Holding Company held 2,597,337 shares of its common stock as treasury stock. As of September 30, 1996, the Holding Company had cumulatively acquired 4,954,247 shares pursuant to its repurchase program at a cost of $103.0 million. On April 1, 1996, the Holding Company distributed 2,267,307 shares of stock from treasury stock with a fair market value of $64.1 million to shareholders of record on March 15, 1996 to effect a 20% stock dividend. Additional cumulative distributions of 89,603 shares have been made to fulfill stock option exercises. At September 30, 1996, the ratio of equity to assets was 8.95%, compared with 10.88% at December 31, 1995.

Nonperforming assets increased $13.3 million (49%) to total $40.4 million at September 30, 1996, compared with $27.1 million as of December 31, 1995. Nonperforming loans increased $11.3 million (49%) and totaled $34.5 million at September 30, 1996, compared with $23.2 million as of December 31, 1995. The increase in nonperforming assets and nonperforming loans reflects mainly the nonperforming classification of certain assets acquired from Marble and Green Mountain. The ratio of nonperforming assets to total assets at September 30, 1996, was 1.15% compared with 0.91% at December 31, 1995. The ratio of nonperforming loans to loans receivable was 1.37% at September 30, 1996, compared with 1.19% at December 31, 1995.

Comparisons of Operating Results for the Three and Nine Months
Ended September 30, 1996 and 1995

Analysis of Changes in Net Interest Income

The analyses of changes in net interest income that are shown in the following two tables are an integral part of the discussion of the results of operations for three and nine months ended September 30, 1996, compared with the corresponding period of the prior year.

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



                                                           Three months ended September 30, 1996
                                                                        compared with
                                                           Three months ended September 30, 1995
                                                                      Increase (Decrease)
                                                                      Due to
                                                              Volume          Rate          Net
                                                                  (in thousands)  (unaudited)

Interest-earning assets:
  Mortgage loans, net                                      $   6,887           324        7,211
  Other loans, net                                             2,343          (748)       1,595
  Securities available for sale                                7,547          (264)       7,283
  Investment securities                                       (8,995)          621       (8,374)
  Federal funds sold                                            (419)          (56)        (475)
  Securities purchased under agreement to resell                 (21)          (63)         (84)
  Stock in Federal Home Loan Bank                                 22           (67)         (45)
Total interest-earning assets                                  7,364          (253)       7,111

Interest-bearing liabilities:
  Deposits:
    Savings accounts                                            (155)          (17)        (172)
    Transaction accounts                                         677           464        1,141
    Certificate accounts                                       2,624        (1,277)       1,347
  Borrowed funds and repurchase agreements                       705            (7)         698
Total interest-bearing liabilities                             3,851          (837)       3,014

Change in net interest income                              $   3,513           584        4,097



                                                            Nine months ended September 30, 1996
                                                                        compared with
                                                            Nine months ended September 30, 1995
                                                                      Increase (Decrease)
                                                                      Due to
                                                              Volume          Rate          Net
                                                                  (in thousands)  (unaudited)

Interest-earning assets:
  Mortgage loans, net                                      $  17,842         3,710       21,552
  Other loans, net                                             7,233          (726)       6,507
  Securities available for sale                               24,687          (650)      24,037
  Investment securities                                      (28,253)        1,435      (26,818)
  Federal funds sold                                            (294)          (73)        (367)
  Securities purchased under agreement to resell               1,139           (72)       1,067
  Stock in Federal Home Loan Bank                                 71          (264)        (193)
Total interest-earning assets                                 22,425         3,360       25,785

Interest-bearing liabilities:
  Deposits:
    Savings accounts                                          (1,146)          107       (1,039)
    Transaction accounts                                       2,219         1,271        3,490
    Certificate accounts                                       9,453           354        9,807
  Borrowed funds and repurchase agreements                     1,661           (20)       1,641
Total interest-bearing liabilities                            12,187         1,712       13,899

Change in net interest income                              $  10,238         1,648       11,886




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


                                                                   Three Months Ended September 30,
                                                          1996                                         1995
                                                                      Average                                       Average
                                              Average                  Yield/              Average                   Yield/
                                         Balance <F1>  Interest <F2>     Cost         Balance <F1>  Interest <F2>      Cost
                                                                  (dollars in thousands) (unaudited)

Assets:
 Interest-earning assets:
   Mortgage loans, net <F3>              $ 1,942,108          39,129     8.06 %   $ 1,600,154              31,918      7.98 %
   Other loans, net <F3>                     407,224           9,339     9.15         307,212               7,744     10.08
   Securities available for sale             645,286          10,076     6.25         163,282               2,793      6.84
   Investment securities                     132,199           2,117     6.40         696,281              10,491      6.03
   Federal funds sold                          2,098              27     5.25          34,098                 502      5.84
   Securities purchased under
     agreement to resell                      48,641             709     5.79          50,000                 793      6.29
   Stock in Federal Home Loan Bank            16,913             263     6.18          15,750                 308      7.76
 Total interest-earning assets             3,194,469          61,660     7.72       2,866,777              54,549      7.61

 Noninterest-earning assets                  171,671                                  133,088
Total assets                             $ 3,366,140                              $ 2,999,865

Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
   Deposits and escrow accounts:
     Savings accounts <F4>               $   876,454           6,395     2.90     $   897,693               6,567      2.90
     Transaction accounts <F5>               462,167           2,949     2.54         347,486               1,808      2.06
     Certificate accounts                  1,507,623          20,207     5.33       1,315,958              18,860      5.69
   Borrowed funds and repurchase
       agreements                             54,197             731     5.36           2,022                  33      6.47
 Total interest-bearing liabilities        2,900,441          30,282     4.15       2,563,159              27,268      4.22

 Noninterest-bearing liabilities             149,444                                  112,155
Total liabilities                          3,049,885                                2,675,314

Stockholders' equity                         316,255                                  324,551
Total liabilities and
  stockholders' equity                   $ 3,366,140                              $ 2,999,865

Net interest income and
  interest spread                                            31,378      3.57 %                            27,281      3.39 %

Net interest-earning assets and
  net interest margin                    $   294,028                     3.94 %   $   303,618                          3.84 %

Interest-earning assets to
  interest-bearing liabilities                  1.10 x                                   1.12 x


<F1>   Average balances are derived principally from average daily balances and include nonaccruing loans.
<F2>   Includes dividends on equity securities.
<F3>   Net of unearned discounts, premiums and related deferred loan fees/costs, where applicable.
<F4>   Includes passbook, statement and interest-bearing escrow accounts.
<F5>   Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.










                                                                  Nine Months Ended September 30,
                                                         1996                                         1995
                                                                      Average                                   Average
                                              Average                  Yield/          Average                   Yield/
                                         Balance <F1>  Interest <F2>     Cost     Balance <F1>  Interest <F2>      Cost
                                                                (dollars in thousands) (unaudited)

Assets:
 Interest-earning assets:
   Mortgage loans, net <F3>              $ 1,872,775        114,336      8.14 %   $ 1,578,645         92,784       7.84 %
   Other loans, net <F3>                     399,635         27,862      9.30         296,189         21,355       9.61
   Securities available for sale             684,724         32,033      6.24         157,987          7,996       6.75
   Investment securities                     140,073          6,659      6.34         735,721         33,477       6.07
   Federal funds sold                         12,728            507      5.33          19,951            874       5.86
   Securities purchased under
     agreement to resell                      49,544          2,166      5.84          23,590          1,099       6.23
   Stock in Federal Home Loan Bank            16,701            774      6.19          15,488            967       8.35
 Total interest-earning assets             3,176,180        184,337      7.74       2,827,571        158,552       7.48

 Noninterest-earning assets                  170,080                                  130,620
Total assets                             $ 3,346,260                              $ 2,958,191

Liabilities and Stockholders' Equity:
 Interest-bearing liabilities:
   Deposits and escrow accounts:
     Savings accounts <F4>               $   873,392         19,112      2.92     $   925,797         20,151       2.91
     Transaction accounts <F5>               459,419          8,644      2.51         333,312          5,154       2.07
     Certificate accounts                  1,499,971         61,288      5.46       1,268,567         51,481       5.43
   Borrowed funds and repurchase
       agreements                             44,454          1,781      5.35           3,042            140       6.15
 Total interest-bearing liabilities        2,877,236         90,825      4.22       2,530,715         76,926       4.06

 Noninterest-bearing liabilities             149,261                                  105,266
Total liabilities                          3,026,497                                2,635,981

Stockholders' equity                         319,763                                  322,210
Total liabilities and
  stockholders' equity                   $ 3,346,260                              $ 2,958,191

Net interest income and
  interest spread                                            93,512      3.52 %                       81,626       3.42 %

Net interest-earning assets and
  net interest margin                    $   298,944                     3.92 %   $   296,856                      3.84 %

Interest-earning assets to
  interest-bearing liabilities                  1.10 x                                   1.12 x



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



Net Income and Interest Analysis

Three Months Ended September 30, 1996 compared with 1995

Net income for the quarter ended September 30, 1996, was $1.6 million. Core earnings- that is, net income excluding the one-time SAIF special assessment of $10.4 million, $6.4 million after tax- were $8.0 million, an increase of $0.5 million (6%) from the comparable quarter last year. For a further discussion of the SAIF assessment and the proposed reductions in FDIC deposit insurance premiums refer to NOTE 5 of the unaudited consolidated interim financial statements. Primary and fully diluted earnings per share were $0.12 for the third quarter of 1996. Primary and fully diluted per share earnings based on core earnings were $0.57 for the three months ended September 30, 1996, up from $0.50 per share a year ago, representing a 14% increase. The per share earnings have been adjusted to reflect the 20% stock dividend effected on April 1, 1996. The increase in core earnings generally reflects increases in net interest income provided by the spread between interest related assets and liabilities acquired from Marble which more than compensated for increases in noninterest expense related to operating an expanded branch network. Net interest income increased $4.1 million (15%) and totaled $31.4 million for the third quarter of 1996. Noninterest income increased $0.3 million (12%) to $2.9 million. Core noninterest expense, which excludes the FDIC special assessment of $10.4 million, increased $3.9 million (24%) to $20.2 million compared with $16.3 million in 1995. Return on average assets and return on average equity for the third quarter of 1996 were, 0.19% and 2.07%, respectively. Based on core earnings, return on average assets was 0.95% and return on average equity was 10.10% for the third quarter of 1996. For the comparable 1995 period, return on average assets was 1.00%, while return on average equity was 9.25%.

Interest income for the three months ended September 30, 1996, totaled $61.7 million, an increase of $7.1 million (13%) from 1995's third quarter that was a combined result of a $327.7 million (11%) rise in average interest-earning assets to $3.194 billion and a 11 basis point (1%) increase in the average rate earned to 7.72%. The most significant factor contributing to the higher level of interest income was the acquisition of interest-earning assets with balances totaling $383.7 million from Marble. Earnings on mortgage loans rose $7.2 million (23%) as a $342.0 million (21%) increase in average balance invested combined with an 8 basis point (1%) rise in the average rate earned. Other loan income advanced by $1.6 million (21%) as a $100.0 million (33%) increase in average balance more than offset a 93 basis point (9%) drop in the average rate earned. Interest income from securities available for sale increased
$7.3 million (261%) as a decrease of 59 basis points (8%) in the average rate earned was more than offset by a $482.0 million (295%) increase in the average amount invested. The increased average amount invested reflects the acquisition of securities classified as available for sale from Marble of $98.0 million as well as the December 29, 1995, transfer of securities with a book value of $492.3 million and a market value of $491.9 million from investment securities to securities available for sale. Earnings on investment securities for the current quarter declined $8.4 million (80%) compared with the prior year as an increase of 37 basis points (6%) in average rate earned was more than offset by a decrease in average amount invested of $564.0 million (81%) primarily due to the previously mentioned transfer to securities available for sale. Federal funds sold income decreased $0.5 million (95%) as a decrease of 59 basis points (10%) in average rate earned combined with a decrease in average amount invested of $32.0 million (94%). Income from securities purchased under agreement to resell declined $0.1 million due to a decrease of $1.4 million (3%) in the average amount invested resulting from the maturity of $25 million in investment principal in the third quarter of 1996 combined with a decrease in the average rate earned of 50 basis points (20%). Income from stock in the FHLB decreased slightly as the increase in the average amount invested of $1.2 million (7%) was offset by a decrease in the average rate earned of 158 basis points (20%).

Interest expense for the quarter ended September 30, 1996, amounted to $30.3 million, $3.0 million (11%) more than the corresponding quarter of last year. The increase reflects the net effect of a $337.3 million (13%) increase in average interest-bearing liabilities to $2.900 billion and a 7 basis point (2%) reduction in the average rate paid to 4.15%. The increase in average interest-bearing deposits was primarily attributable to the assumption of $326.6 million in deposits in conjunction with the Marble acquisition. The mix within the deposit structure changed as savings accounts average balances declined $21.2 million (2%) while the average rate paid remained constant resulting in a decrease of $0.2 million (3%) in interest expense compared with the third quarter of 1995. Transaction and certificate account average balances grew $114.7 million (33%) and $191.7 million (15%), respectively, as rates paid increased by 48 basis points (23%) on transaction accounts and decreased by 36 basis points (6%) on certificate accounts resulting in an increase in interest expense of $1.1 million (63%) on transaction accounts and $1.3 million (7%) on certificate accounts. The increase in the cost of transaction accounts reflects slightly higher rates offered by the Bank's Marble division on transaction accounts. The decrease in the cost of certificate accounts is due to slightly lower rates offered by the Bank on certificate accounts with maturities greater than six months compared with the third quarter of 1995. Interest expense on borrowed funds (representing advances from the FHLB) and repurchase agreements grew $0.7 million as an increase in average balance for the period of $52.2 million was used to partially fund the Marble acquisition and to fund new loan growth.

Net interest income for the three months ended September 30, 1996, totaled $31.4 million, $4.1 million (15%) greater than the $27.3 million reported for the comparable quarter a year ago.
The increase in net interest income was generally volume driven reflecting the impact of the acquisition of Marble. The net interest spread of 3.57% and the net interest margin of 3.94% for the quarter ended September 30, 1996 were 18 basis points and 10 basis points higher, respectively, than the results recorded in the comparable quarter a year ago.

Nine Months Ended September 30, 1996 compared with 1995

Net income for the nine months ended September 30, 1996 decreased $4.6 million (21%) to total $17.2 million. Core earnings- that is net income excluding the one-time SAIF special assessment of $10.4 million, $6.4 million after tax in 1996 and the write-off of the Bank's investment of Nationar of $1.2 million, $0.7 million after tax in 1995- increased $1.1 million (5%) to $23.6 million for the nine months ended September 30, 1996 as compared with a year ago. For a further discussion of the SAIF assessment and the proposed reductions in FDIC deposit insurance premiums and the write-off of the Bank's investment in Nationar refer to NOTE 5 and NOTE 4, respectively, of the unaudited consolidated interim financial statements. Both primary and fully diluted per share earnings were $1.20 for the nine months ended September 30, 1996. Core fully diluted earnings per share were $1.64 for the nine months ended September 30, 1996, up 12% from $1.47 per share a year ago. Core primary earnings per share of $1.65 for the nine months ended September 30, 1996, represented an 11% increase over $1.48 earned during the first three quarters of 1995. The above per share earnings results have been adjusted to reflect the Company's April 1, 1996, 20% stock dividend. Net income increased as a result of a higher volume of net interest income which increased $11.9 million (15%) to $93.5 million for the first three quarters of 1996. The volume of net interest income increased due primarily to the Marble acquisition on January 3, 1996. Noninterest income increased $2.1 million (30%) to $9.0 million. The increase is due primarily to the 1995 chargeoff of the Bank's investment in Nationar. Noninterest expense rose $20.6 million (42%) to $69.9 million. Of the increase, $10.4 million (50%) was related to the Bank's accrual for the one-time FDIC special SAIF assessment.

Interest income of $184.3 million for the nine months ended September 30, 1996, was $25.8 million (12%) higher than the $158.6 million earned during the first nine months of 1995, as a $348.6 million (16%) increase in average interest-earning assets to $3.176 billion combined with a 26 basis point (3%) rise in average rate earned to 7.74%. The increase in interest-bearing assets resulted primarily from the Marble acquisition. An increase in average balance invested in mortgage loans of $294.1 million (19%) to $1.873 billion combined with an increase in average rate earned of 30 basis points (4%) to 8.14% to increase interest income on mortgage loans by $21.6 million (23%) to $114.3 million. Interest income on other loans increased $6.5 million (30%) to $27.9 million as an increase in average amount invested of $103.4 million (35%) was only partially offset by a decrease of 31 basis points (3%) to 9.30% in average rate earned. The average balance of securities available for sale increased $526.7 million to $684.7 million while the average rate earned declined 51 basis points (8%) to 6.24%, resulting in a four-fold increase over 1995 levels of interest income to $32.0 million. As previously discussed, the increased average amount invested reflects the December 29, 1995, transfer of investment securities to securities available for sale as well as the acquisition of $98.0 million of securities from Marble. Earnings on investment securities declined $26.8 million (80%) to $6.7 million as the decline in the average amount invested resulting from the aforementioned transfer to securities available for sale was only slightly offset by an increase of 27 basis points (4%) to 6.34% in average rate earned. A decline in the average amount invested and the average rate earned on federal funds sold of $7.2 million (36%) and 53 basis points (9%) combined to reduce the related interest income by $0.4 million (42%) to $0.5 million. Interest income from securities purchased under agreement to resell rose to $2.2 million as an increase in the average amount invested of $30.0 million (110%) was partially offset by a decline in the average rate earned of 39 basis points (6%) to 5.84%. A decline in average rate earned of 216 basis points (29%) to 6.19% on Stock in the FHLB was partially offset by an increase in the average amount invested to $16.7 million resulting in a $0.2 million (20%) decline in interest income.

Interest expense for the nine months ended September 30, 1996 was $90.8 million, an increase of $13.9 million (18%) over the $76.9 million report in the first nine months of 1995. This increase resulted from a $346.5 million (14%) increase in average interest-bearing liabilities to $2.877 billion and a rise in the average rate paid of 16 basis points (4%) to 4.22%. The average balance of interest-bearing liabilities acquired from Marble was the most significant reason for the higher level of interest expense. The mix of deposits compared with 1995 changed as savings account average balances declined $52.4 million (6%) to $873.4 million while the average rate earned increased slightly resulting in a $1.0 million (5%) decline in interest expense to $19.1 million. Interest expense on transaction and certificate accounts increased by $3.5 million (68%) to $8.6 million and by $9.8 million (19%) to $61.3 million, respectively. The average balance of transaction accounts increased $126.1 million (38%) to $459.4 million, while the average rate paid rose 44 basis points (21%) to 2.51%. The average balance in certificate accounts was $1.500 billion, an increase of $231.4 million (18%) over last year, while the average rate paid was 5.46%, a 3 basis point (1%) increase over last year. Interest paid on borrowed funds and repurchase agreements increased $1.6 million to $1.8 million as the net effect of a $41.4 million increase in the average balance to $44.5 million and an 80 basis point (13%) decrease in the average rate paid to 5.35%.

Net interest income for the nine months ended September 30, 1996, totaled $93.5 million, $11.9 million (15%) greater than the $81.6 million reported for the comparable period a year ago. Although the increase in net interest income was principally volume driven, net interest spread for the nine months ended September 30, 1996 equaled 3.52%, an increase of 10 basis points (3%) over the comparable 1995 period, while the net interest margin advanced 8 basis points to 3.92% for first nine months of 1996 as compared with the comparable 1995 period.

Provision for Loan Losses

The provision for loan losses amounted to $1.4 million for the quarter and $4.3 million for the nine months ended September 30, 1996 compared with $1.1 million and $3.4 million, respectively, a year ago. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. As of September 30, 1996, the Bank's allowance for loan losses totaled $28.2 million (1.12% of loans and 81.74% of nonperforming loans) compared with $15.9 million (0.82% of loans and 68.88% of nonperforming loans) at December 31, 1995. The increase in the allowance during 1996 was primarily a reflection of the Marble and Green Mountain acquisitions which increased the allowance for loan losses by $7.6 million and $3.7 million, respectively.

Noninterest Income

Noninterest income increased $0.3 million (12%) to $2.9 million for the three months ended September 30, 1996, compared with $2.6 million for the same period last year. Service charges on deposit accounts, the largest component of noninterest income, increased $0.1 million (5%) as a result of increased fees related to the higher level of deposit accounts that resulted from the operation of the Marble Division. Brokerage and insurance commissions also increased $0.1 million (31%) as brokerage activity increased during the third quarter of 1996. Other noninterest income increased by $0.1 million (13%) mainly as the result of profits realized on the sale of other real estate during the third quarter of 1996.

Noninterest income for the nine months ended September 30, 1996, amounted to $9.0 million, an increase of $2.1 million (30%) over the same period in 1995. 1995's results included a security loss of $1.2 million that resulted from the write-off of the Bank's investment in Nationar (see NOTE 4 to the accompanying interim financial statements). Excluding the Nationar loss, core noninterest income rose $0.9 million (10%) during the nine months of 1996 over the comparable 1995 period. Service charges on deposit accounts increased $0.3 million (7%) primarily due to increased NOW account fees related to the higher level of these types of deposits that have been maintained since the Marble acquisition. Brokerage and insurance commissions increased $0.2 million (17%). Other noninterest income increased $0.4 million (64%) due to the combined effects of increases in fees received for loans serviced for other institutions, gains recorded on the sale/origination of loans, and a one-time real estate insurance settlement.

Noninterest Expense

Noninterest expense increased $14.3 million (88%) to $30.6 million for the three months ended September 30, 1996, and $20.6 million (42%) to $69.9 million for the nine months ended September 30, 1996, compared with $16.3 and $49.3 million for the same periods in 1995, respectively. Excluding the $10.4 million FDIC special SAIF assessment (see NOTE 5 to the accompanying interim financial statements) included in the 1996 periods, noninterest expense would have increased $3.9 million (24%) in the three month period and $10.2 million (21%) in the nine month period ended September 30, 1996.

Compensation and employee benefits increased $1.9 million (25%) and $5.0 million (21%) for the three months and nine months ended September 30, 1996, as the impact of annual merit increases combined with the expanded employee base resulting from the operation of an expanded branch network.

Net occupancy expense increased $0.2 million (10%) to $2.2 million for the third quarter of 1996 and $0.7 million (12%) to $6.9 million for the three months ended September 30, 1996, as a result of increased depreciation, repair, and maintenance related to the operation of an expanded branch network. For the three and nine months ended September 30, 1996, increases in expense related to furniture, fixtures and equipment of $0.3 million (32%) to $1.3 million and $0.9 million (30%) to $3.9 million, respectively, may be attributed to the operation of the Marble Division and depreciation of the upgraded computer system.

Despite increased levels of total deposits, FDIC deposit insurance expense declined $0.5 million (12%) for the nine months ended September 30, 1996, and remained consistent with 1995 for the three months ended September 30, 1996. At September 30, 1996, approximately 34% of the Bank's deposits, including all of the deposits acquired in the Marble and Green Mountain acquisitions, were BIF insured. The remainder of the Bank's deposits were insured by the SAIF. During 1996, the BIF rate of insurance was effectively zero, while the SAIF rate was $0.23 per $100 of deposits. For the first quarter of 1995, there was no differential between BIF and SAIF rates. Therefore, as a combined result of the BIF insurance rate in effect in 1996 and the increased level of deposits insured by the BIF in 1996, the Bank realized a decrease in the insurance premiums paid, despite increased deposit liabilities.

Professional, legal and other fees increased $0.3 million (54%) to $1.0 million for the three months and $0.4 million (22%) to $2.3 million for the nine months ended September 30, 1996.

Telephone, postage and printing expense remained constant in the three month period ended September 30, 1996, while the nine month period then ended increased $0.2 million (8%) to $3.3 million. In the three month period, increases in postage, printing and stationery expense were almost entirely offset by decreases in telephone and computer supplies and forms expense, as the effect of the operation of an expanded branch network was offset by cost savings in computer supplies and forms. In the nine month period cost savings in telephone expense of $0.2 million were not enough to offset increases in expense for printing and stationery and postage, which increased by $0.2 million each.

Other noninterest expense of $3.7 million for the three months ended September 30, 1996 and $11.0 million for the nine months ended September 30, 1996, represented increases of $1.0 million (40%) and $3.4 million (44%), respectively. Goodwill amortization, related to the $20.1 million in goodwill generated in the Marble acquisition, increased other noninterest expense $0.3 million and $1.0 million in the three and nine month periods, respectively, was the most significant single factor increasing other noninterest expense. Other increases in other noninterest expense for the three and nine months ended September 30, 1996, respectively were as follows: advertising of $0.2 million and $0.5 million primarily related to the expanded branch geography and an ongoing television ad campaign, $0.3 million and $0.6 million in expenses related to increases in bankruptcies and foreclosures, and $0.2 million and $0.9 million in other expenses related to the operation of an expanded branch network. Additionally, in the nine month period there was an increase of $0.3 million in expenses related to increased loan application volume.

The ratios of noninterest expense to average assets, excluding the effect of gains and losses on securities portfolios in 1995 and 1996 and the effect of the one-time FDIC special SAIF assessment in 1996, were 2.40% and 2.37% on an annualized basis for the three months and nine months ended September 30, 1996, compared with 2.17% and 2.22% for the same periods ended September 30, 1995. The ratios of noninterest expense net of noninterest income, excluding the effect of gains and losses on securities portfolios in 1995 and 1996 and the effect of the one-time FDIC special SAIF assessment in 1996, to average assets were 2.05% and 1.82% on an annualized basis for the three months ended September 30, 1996 and 1995, respectively, and 2.01% and 1.86% for the nine months ended September 30, 1996 and 1995. The efficiency ratio measures noninterest expense (excluding amortization of intangibles, real estate owned related expense, and the one-time FDIC special SAIF assessment) as a percentage of net interest income plus noninterest income (exclusive of net security transactions and real estate owned related income). The efficiency ratios for the quarters ended September 30, 1996 and 1995 were 54.90% and 51.68%, respectively. Efficiency ratios for thrift institutions in the $1-5 billion asset range, as reported by SNL Securities, were 57.65% and 59.83%, respectively for the quarters ended June 30, 1996, and September 30, 1995. Comparable efficiency ratios for all thrifts for the quarters ended June 30, 1996, and September 30, 1995, were 60.38% and 62.61%, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 1996, which includes a $4.0 million reduction for the tax effect of the one-time FDIC special SAIF assessment, totaled $0.6 million, a $4.3 million (87%) decrease over the same period of the prior year. Reduced by the $10.4 million expense for the one-time FDIC special SAIF assessment, pre-tax income generated during the third quarter of 1996 was $2.2 million, a $10.2 million (82%) decline from the prior year. The Company's effective tax rate of 28.0% for the third quarter of 1996 compares with 39.5% for 1995. The lower effective tax rate in 1996 is the result of legislation passed by the New York State legislature in the third quarter which allows the Bank to continue to use the favorable percentage of taxable income method in calculating its bad debt deduction for New York State income tax purposes. The more favorable income tax method was discontinued by the Congress in the third quarter, however, New York State decoupled its connection to the Federal legislation to allow thrifts the continued use of the percentage of taxable income method. The Bank adjusted its state income tax accruals to reflect the new legislation.

Income tax expense for the nine months ended September 30, 1996, totaled $11.1 million, a $2.9 million (21%) decrease over 1995. Earnings before income taxes were $28.3 million or $7.6 million (21%) lower than 1995 levels. This decrease is attributable mainly to the Marble acquisition's impact on earnings as offset by the SAIF special assessment. The Company's effective tax rate for the nine months ended September 30, 1996 was 39.2% compared to 39.3% for the prior year.

Part II		OTHER INFORMATION

Item 1.		Legal Proceedings
        	The Holding Company and the Bank are not engaged in any legal
     				proceedings of a material nature at the present time.

Item 2. 	Changes in Securities
       		None.

Item 3. 	Default upon Senior Securities
       		None.

Item 4.		Submission of Matters to a Vote of Security Holders
       		None.

Item 5.	 Other Information
        	None

Item 6. 	Exhibits and Reports on Form 8-K

   	(a). Exhibits

         The following exhibit is filed as part of this report.

         Regulation S-K Exhibit
         Reference Number
               11.1                    Statement regarding Computation of
                                       Per Share Earnings

    (b). Reports on Form 8-K
         None.





                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          							ALBANK Financial Corporation
                             								     (Registrant)


DATE:	  November 13, 1996			   BY:	_______________________________
                            							Herbert G. Chorbajian
                            							Chairman of the Board,
                            							President and Chief Executive Officer
                           							(Duly Authorized Officer)



DATE:	  November 13, 1996		   	BY: ________________________________
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

    	(b). Reports on Form 8-K
        		None



ALBANK  FINANCIAL CORPORATION AND SUBSIDIARY
Form 10-Q

Statement regarding Computation of Per Share Earnings



                                                                         Three months                  Nine months
                                                                     ended September 30,           ended September 30,
Exhibit 11.1                                                         1996          1995            1996          1995


1.  Net income                                                 $  1,648,267     7,570,610     $ 17,194,144    21,778,333

2.  Weighted average common shares outstanding                   13,135,591    14,190,908       13,430,541    14,470,135

3.  Weighted average common stock equivalents due
    to the dilutive effect of stock options when utilizing
    the treasury stock method.  Per share market price is based
    on the average per share market price for the period.           882,246       807,811          882,871       765,217

4.  Total weighted average common shares and
    common stock equivalents outstanding for primary
    earnings per share computation                               14,017,837    14,998,719       14,313,412    15,235,352

5.  Primary earnings per share                                 $       0.12          0.50     $       1.20          1.43


6.  Weighted average common shares outstanding                   13,135,591    14,190,908       13,430,541    14,470,135

7.  Weighted average common stock equivalents due
    to the dilutive effect of  stock options when utilizing
    the treasury stock method.  Per share market price used
    is the greater of  the average market price for the period
    or the end-of-period market price per share.                    919,529       830,090          935,429       830,090

8.  Total weighted average common shares and
    dilutive shares outstanding for fully diluted
    earnings per share computation                               14,055,120    15,020,998       14,365,970    15,300,225

9.  Fully diluted earnings per share                           $       0.12          0.50     $       1.20          1.42
