Form 10-K
period 1996-12-31
ALBANK FINANCIAL CORP
filed 1997-03-28
CIK 882293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1996  Commission File No. 0-19843

ALBANK Financial Corporation
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

14-1746910
(I.R.S. Employer Identification Number)

10 North Pearl Street, Albany, NY 12207
(Address of principal executive offices)
Registrant's telephone number, including area code: (518) 445-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for past 90 days. Yes X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 21, 1997, the aggregate market value of the shares of common stock of the Registrant outstanding was $431,682,436 excluding 440,548 shares held by affiliates of the Registrant.* This figure is based on the closing price for a share of the Registrant's common stock on March 21, 1997, which was $34.875 as reported in the Wall Street Journal on March 24, 1997. The number of shares of the Registrant's common stock outstanding as of March 21, 1997, was 12,818,539.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997, and the Annual Report to Stockholders for the year ended December 31, 1996, are incorporated herein by reference-- Parts I, II, III and IV.


*Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates. Also included are certain shares held by various employee benefit plans where the trustees are required to vote a portion of unallocated shares at the direction of executive officers and directors.

PART I

ITEM 1  Business

General

ALBANK Financial Corporation ("Registrant", "Company" or "ALBANK") was formed as a savings and loan holding company under Delaware Law. The information and consolidated financial statements in this report of ALBANK include the accounts of ALBANK Financial Corporation, its wholly owned subsidiary, ALBANK, FSB, and the wholly owned subsidiaries of ALBANK, FSB. To date, the principal operations of the Company have been those of ALBANK, FSB and subsidiaries (the "Bank"). The executive offices of ALBANK are located at the main office of the Bank at 10 North Pearl Street, Albany, New York 12207.

On April 1, 1992, ALBANK Financial Corporation completed its public offering for 15,697,500 shares of common stock (the "Common Stock") at $10.00 per share, realizing net proceeds of $150.8 million after expenses and concurrently acquired the Bank as part of its conversion from a mutual to a stock form savings bank. ALBANK used $75.4 million of the net proceeds to acquire all of the issued and outstanding stock of the Bank. The remaining net proceeds were used by the Company for general corporate purposes which, to date, have included the repurchase of shares of ALBANK's Common Stock.

ALBANK's business currently consists primarily of the business of the Bank. The Bank was organized as the second mutual savings bank in New York State on March 24, 1820, and is currently the oldest operating savings bank in the state. On June 30, 1982, the Bank converted to a federally chartered mutual savings bank, retaining the leeway investment authority and broader investment powers available to a New York State chartered mutual savings bank. The Bank's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in various loan products and securities. With regard to loans, the Bank originates and purchases primarily one- to four-family adjustable rate mortgage loans ("ARMs"). The Bank also engages in the provision of Savings Bank Life Insurance ("SBLI"), additionally, the Bank's brokerage and insurance subsidiary, ALVEST Financial Services, Inc., offers a wide range of financial products and services. The Bank's results of operations are dependent primarily on net interest income, provisions for loan losses, the levels of noninterest income earned and noninterest expense incurred and the effect of income taxes. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

ALBANK is a legal entity separate and distinct from the Bank. The principal sources of the Company's revenues are interest derived from its investments and dividends the Company receives from the Bank. The right of the Company to participate as a shareholder in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of any such subsidiary.

As of December 31, 1996, a total of 1,027 full time employees and 242 part time employees were employed by ALBANK and the Bank. Employee relations are considered to be good.

Acquisition activity during the past three years follows:

On October 21, 1994, the Bank completed a transaction with the Federal Deposit Insurance Corporation ("FDIC"), as receiver for Ludlow Savings Bank, Ludlow, Massachusetts, in which it assumed approximately $216 million in deposits in the nine Massachusetts banking offices of the closed bank (the "Ludlow acquisition"). The Bank is operating the nine banking offices as its Ludlow division.

On June 3, 1995, the Bank completed the purchase of $18 million in deposits from The Dime Savings Bank of New York's Galleria Mall office in Poughkeepsie, New York. The Bank is servicing these accounts at its existing office in the Galleria Mall.

On January 3, 1996, the Bank acquired all of the outstanding common stock of Marble Financial Corporation of Rutland, Vermont (the "Marble acquisition") for $18.00 per share in cash or approximately $61 million in total consideration. On the date of closing, Marble Financial and its banking subsidiary Marble Bank had consolidated assets and deposits of approximately $396 million and $327 million, respectively. The transaction, which was accounted for under the purchase method of accounting, generated accounting goodwill of $20.1 million which is being amortized over 15 years.

On September 27, 1996, the Bank assumed the deposit liabilities and purchased loans owned and serviced by six banking offices formerly operated by the Green Mountain Bank of Rutland, Vermont, a wholly owned subsidiary of Arrow Financial Corporation (the "Green Mountain acquisition"). The acquisition included approximately $108 million in deposits and loans. This acquisition, which was accounted for under the purchase method of accounting, generated goodwill of approximately $8.2 million which is being amortized over 15 years. The Rutland banking office of Green Mountain was consolidated with the existing Rutland banking office acquired from Marble Bank. The remaining Green Mountain banking offices together with the seven former Marble Bank banking offices are currently operating as the Bank's Marble division.

On January 24, 1997, the Bank entered into a purchase agreement with KeyBank National Association (New York) relating to deposit liabilities of approximately $530 million and 35 New York State banking offices currently operated by KeyBank (the "KeyBank Transaction"). The offices are located in northern New York, the greater Hudson Valley, and the Binghamton area. The Company intends to establish as a new subsidiary a New York chartered commercial bank, ALBANK Commercial, which will act under the agreement to pay a deposit premium of approximately 7% based on average KeyBank deposit balances just prior to closing and will have the option to purchase approximately $53 million in small business, consumer and mortgage loans. The KeyBank Transaction, the establishment of ALBANK Commercial and the related registration of the Company as a bank holding company are subject to approval by bank regulatory authorities. Following receipt of those approvals, the two companies anticipate closing the transaction in mid-1997.

At year-end 1996, the Bank operated through 71 banking offices, 50 of which are located in 17 upstate New York counties, nine of which are located in the metropolitan area of Springfield, Massachusetts and 12 of which are located primarily in central Vermont.

The Company regularly engages in discussions with other depository institutions with respect to possible acquisition transactions.

Bank Subsidiaries

The Bank's principal operating subsidiary is ALVEST Financial Services, Inc. This wholly owned company offers brokerage, investment and insurance products and services. The Bank owns 100% of the voting common stock of ASBANY Funding Corporation, a real estate investment trust which invests primarily in residential real estate mortgage loans originated by the Bank. A third wholly-owned subsidiary of the Bank is ASBANY Corp.. ASBANY Corp.'s assets consist primarily of its investments in two subsidiaries--Page-ASBANY Corp. and CDC-ASBANY Corp. Page-ASBANY Corp. owns certain office premises and equipment located in the State of Massachusetts. CDC-ASBANY Corp. owns limited partnership interests in real estate development projects which generate low-income housing and historic preservation income tax benefits which accrue to the Company. A third subsidiary of ASBANY Corp., Gables CVF, Inc., was incorporated in the State of Nebraska, has no assets, and is inactive.

Market Area

ALBANK has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. Originally operating in the Capital District, ALBANK now serves communities that extend south through most of the lower Hudson Valley, north along the Hudson River and Lake Champlain to the Canadian Border, and west through the Mohawk Valley to Syracuse. ALBANK's market also extends eastward to include communities in and surrounding the greater metropolitan area of Springfield, Massachusetts and since the 1996 Marble and Green Mountain acquisitions, ALBANK's market has been expanded to include communities throughout the central region of the state of Vermont.

The population level overall has remained relatively stable in ALBANK's market area. Major business and government institutions include the New York State Government, major educational institutions, Albany International and General Electric in the Capital District; IBM in the lower Hudson Valley; major paper and paper products manufacturers in our northern region; the New York State Government, the insurance industry and manufacturing in our western region; major educational institutions and the insurance industry in western Massachusetts; and a variety of small to medium sized businesses in central Vermont.

The economy of the Northeast, in general, has felt the impact of corporate restructurings and downsizing in recent years. In New York State, for instance, both IBM and General Electric have reduced the number of local positions, and the New York State Government has restructured and downsized. Following a nationwide pattern, however, many "replacement jobs" are being created among smaller companies. Furthermore, ALBANK's strategy of controlled growth into contiguous markets through acquisition has diversified its customer deposit base and loan portfolio, and helped to protect ALBANK from overconcentration in any one market area.

Competition

ALBANK faces strong competition in its market areas, both in attracting deposits and making real estate and other loans. ALBANK's most direct competition for deposits historically has come from other savings associations, commercial banks and credit unions which are located, or have branches, in those areas. ALBANK also faces additional competition for deposits from national brokerage houses, money market funds and other corporate and government securities funds. Factors affecting the acquisition of deposits include pricing, office location and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the past five years. Commercial banks, thrift institutions, traditional mortgage bankers, mortgage bankers owned by national nonfinancial conglomerates, and mortgage brokers affiliated with local, but nationally franchised, real estate brokers are all active and aggressive competitors.

The Bank competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to its borrowers. At December 31, 1996, as a result of acquisitions of deposits from institutions insured by the Bank Insurance Fund ("BIF"), approximately 34% of the Bank's deposits were insured through the BIF, while the remaining 66% were insured through the Savings Association Insurance Fund ("SAIF"). In 1995 and 1996, the FDIC periodically reduced the rates of deposit insurance premium assessments on BIF-insured deposits but did not make commensurate reductions in the rates applicable to SAIF-insured deposits (except with respect to a small group of institutions--not including the Bank- -during the last quarter of 1996). This assessment disparity provided commercial banks--most of the deposits of which are BIF-insured rather than SAIF-insured--with certain competitive advantages over savings associations. As a result of legislation enacted in 1996, this premium disparity will be substantially reduced in 1997 (See "Regulation and Supervision--Deposit Insurance and Other Assessments").

Regulation and Supervision

General. The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the FDIC, principally under the SAIF. The Bank is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") as its primary federal regulator and by the FDIC as the administrator of the deposit insurance funds. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. The Bank also is a member of the Federal Home Loan Bank of New York (the "FHLB-NY") and is subject to certain limited regulation by the Federal Reserve Board.

Virtually every aspect of the Bank's business is subject to numerous requirements and restrictions with respect to such matters as, for example, the nature and amount of loans and investments that may be made, the issuance of securities, investment portfolio policy and other accounting regulations and policies, transactions with affiliates and insiders, reserves against deposits, the maintenance of a certain proportion of liquid assets, the establishment of branches, mergers, non-banking activities and other operations. This supervision and regulation establish a comprehensive framework of activities in which the Bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Federal legislation and regulation have significantly affected the operations of federally insured savings associations and other federally regulated financial institutions in the past several years and have increased competition among savings associations, commercial banks and other financial institutions.

In particular, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included numerous provisions that affected the operation of all federally insured depository institutions. Among other things, FDICIA required annual on-site regulatory examinations of insured depository institutions, required that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandated the establishment of a risk-based deposit insurance assessment system and required imposition of numerous additional operational standards and restrictions. FDICIA also included consumer-oriented incentives and consumer protections.

The federal banking agencies and, under certain circumstances, the FDIC as insurer have substantial enforcement authority with respect to institutions they regulate. This enforcement authority includes, among other things, the ability to assess substantial civil money penalties, to terminate or suspend insurance of the institution's accounts, to initiate injunctive actions and to issue prohibition, removal or cease-and-desist orders. In general, these enforcement actions may be initiated for violations of laws and regulations and engaging in unsafe or unsound practices. In addition, banking regulators are provided with great flexibility to take enforcement action against an institution that fails to comply with applicable capital requirements.

Capital Requirements. Under current OTS capital regulations, savings associations are required to comply with each of three separate capital adequacy standards: a "leverage" ratio (also called a "core capital" requirement) of 3.0% of adjusted total assets, a "tangible capital" requirement of 1.5% of adjusted total assets, and a total "risk-based" capital requirement of 8.0% of risk-weighted assets of which 4.00% must be "core". In addition, in order to qualify as a "well-capitalized" institution under the OTS's "prompt corrective action" requirement referred to below, a savings association must have, among other requirements, a leverage ratio of at least 5.0% of adjusted total assets, a ratio of "Tier 1" (or "core") capital to risk-weighted assets of at least 6.0% and a ratio of total capital to risk-weighted assets of at least 10.0%. As of December 31, 1996, the Bank's leverage ratio, tangible capital ratio, Tier 1 risk-based ratio and total risk-based capital ratio were 7.00%, 7.00%, 10.80% and 11.88%, respectively.

FDICIA required the federal banking agencies to revise risk-based capital standards to ensure that they take account of interest-rate risk ("IRR"). The OTS adopted a rule in 1994 that established a methodology for measuring IRR pursuant to which savings associations have been calculating and reporting to the OTS since that time. The OTS has not required savings associations to make an automatic deduction from their capital for IRR, pending the decision of the other federal banking agencies to require such a deduction. In 1995, the other federal banking agencies issued an IRR rule that requires them to review IRR when assessing an institution's capital adequacy. In 1996, the OTS issued an IRR policy statement that sets forth the key elements of sound interest rate risk management and prudent practices for each of these elements, but does not establish a standardized measure of, or require an explicit capital charge for, IRR.

In addition, in 1995 the OTS and the other federal banking agencies revised their risk-based capital standards to take account of concentration of credit risk and the risk of nontraditional activities. The OTS rule authorizes the OTS to take account of such risks, as well as such other factors as a record of operational losses, management deficiencies and poor record of supervisory compliance, in setting individual minimum capital requirements for a thrift institution. The Bank does not believe that this regulation will materially affect its capital requirements.

Under law and regulation specifically applicable to savings associations, the OTS may impose a number of sanctions on savings associations that are not in compliance with the OTS capital requirements. Among other things, the OTS might impose restrictions on asset growth and issue a capital directive that may require, among other things, an increase in regulatory capital; reduction of rates paid on savings accounts; cessation of or limitations on deposit-taking, lending, purchasing loans, making specified investments, or issuing new accounts; limits on operational expenditures; an increase in liquidity; and/or such other restrictions or corrective actions as the OTS may deem necessary or appropriate. In addition, an insured financial institution must provide its federal regulators with prior notice before it adds any new director or senior executive officer if the institution is not meeting its capital requirements or is otherwise determined to be in a troubled condition. An institution not meeting its capital requirements is prohibited from making capital distributions without regulatory approval, could be required to file an appropriate capital plan, and may not accept, renew or roll over brokered deposits. Furthermore, deposits of employee benefit plans in such an institution are not eligible for "pass-through" deposit insurance. FDIC regulations permit only well-capitalized depository institutions to accept, renew or roll over brokered deposits without restriction.

Restrictions on Dividends and Other Capital Distributions. OTS regulations limit the ability of a savings association to pay dividends and make other capital distributions according to the association's level of capital and income, with the greatest flexibility afforded to an institution that meets or exceeds its capital requirements.

A savings association that exceeds its capital requirements both before and after a proposed distribution (a "Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice to the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the association's excess capital over its capital requirement) at the beginning of the calendar year, or (ii) 75% of its net income to date over the most recent four-quarter period. In addition, a Tier 1 Association may make capital distributions in excess of the foregoing limits if it gives the OTS 30 days' notice of the proposed distribution and the OTS does not object. Bank management believes that the Bank at December 31, 1996, met the requirements to qualify as a Tier 1 Association. In March 1997, the Bank submitted a notice to the OTS with respect to a capital distribution in connection with the capitalization of ALBANK Commercial and the consummation of the KeyBank Transaction.

An institution not qualifying as a Tier 1 Association is subject to more stringent restrictions on its capital distributions. The OTS may also prohibit a capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. An institution is also prohibited from making a capital distribution if, following such distribution, the institution would be "undercapitalized" under the prompt corrective action provisions discussed below. In addition, a savings association, such as the Bank, that has converted from mutual to stock form may not declare or pay a dividend on or repurchase any of its capital stock if the effect of such action would be to reduce the regulatory capital of the association below the amount required for the liquidation account established for the benefit of certain of its depositors in connection with such conversion.

Prompt Corrective Regulatory Action. FDICIA established five capital zones ("well- capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized") in which insured depository institutions would be placed and authorized (and, in certain circumstances, required) the appropriate federal banking agency to take "prompt corrective action" to resolve an institution's problems, with the nature and extent of such action dependent primarily on the zone in which the institution is placed.

In general, an insured depository institution may not make a capital contribution (including a payment of a dividend) or pay any management fee to its holding company if the institution would thereafter be undercapitalized. The severity of the other actions required to be taken by the appropriate federal banking agency increases as an institution's capital position deteriorates. Among other things, these actions could include, under certain circumstances, requiring recapitalization of or a capital restoration plan by a depository institution; restricting transactions between such an institution and its affiliates; restricting interest rates, asset growth, activities or investments in subsidiaries; ordering a new election for directors; dismissing directors or senior executive officers; and/or requiring the employment of additional qualified senior executive officers. If the agency determines that an institution is in an unsafe and unsound condition or if the institution is deemed by the agency to be engaging in an unsafe and unsound practice by virtue of having received a less-than-satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination, the agency may, if the institution is "well-capitalized", reclassify it to "adequately capitalized", if the institution is "adequately capitalized" require it to comply with restrictions applicable to "undercapitalized" institutions and if the institution is "undercapitalized", require it to comply with restrictions applicable to "significantly undercapitalized" institutions.

Each company having control of a capital deficient depository institution must
(i) guarantee that the institution will comply with a required capital restoration plan until the institution has been adequately capitalized on average during each of four consecutive calendar quarters, and (ii) provide appropriate assurances of performance. The aggregate guarantee liability of all companies having control of a depository institution will be the lesser of 5% of the institution's total assets when it becomes undercapitalized or the amount that is necessary to bring the institution into compliance with the capital standards as of the time the institution fails to comply with the capital restoration plan.

FDICIA also significantly expanded the grounds for the appointment of a conservator or receiver for an insured depository institution, including grounds based upon the institution's compliance with the prompt corrective action provisions.

Liquidity Requirements. OTS regulations currently require savings associations to maintain an average daily balance of liquid assets (including, among other things, cash, certain time deposits, bankers' acceptances, and specified U.S. government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month (the "long-term liquidity ratio"). This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of such accounts and borrowings. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month (the "short-term liquidity ratio"). Monetary penalties may be imposed for failure to meet these liquidity ratio requirements. At December 31, 1996, the long-term and short-term liquidity ratios of the Bank were 23.7% and 8.0%, respectively.

Deposit Insurance and Other Assessments. As of December 31, 1996, approximately $1.987 billion of the Bank's deposit accounts were insured up to applicable limits by the FDIC through the SAIF and approximately $1.026 billion in deposits were insured by the FDIC through the BIF. Under FDICIA, the FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Depository institutions are placed into one of nine confidential risk assessment categories using a two-step process based first on capital ratios and then on other factors derived from reviews by the institution's primary federal and, if applicable, state regulator and other information deemed by the FDIC to be relevant. The disclosure of the confidential supervisory subgroup to which an institution is assigned is prohibited by FDIC regulation. Until mid-1995, the range of deposit insurance premiums paid with respect to BIF-insured deposits was the same as that for SAIF-insured deposits. However, as a result of a series of actions taken by the FDIC, from mid-1995 through 1996, BIF premiums were substantially lower than SAIF premiums. Indeed, beginning in 1996, institutions with the most favorable capital and risk categories paid only the statutory minimum of $2,000 annually with respect to BIF-insured deposits (the assessment range was $0 to $0.27 per $100 of deposits), while SAIF-insured deposits were subject to an assessment that ranged from $0.23 to $0.31 per $100 of deposits. As a result of the recapitalization of the SAIF (discussed below) that occurred effective October 1, 1996, the FDIC reduced the premiums on SAIF deposits to a range of $0 to $0.27 per $100 of deposits (the same as for BIF-insured deposits), except that SAIF-member savings associations (such as the Bank) were subject from October 1, 1996, through December 31, 1996, to a premium range of $0.18 to $0.27 per $100 of SAIF deposits. Effective in the first quarter of 1997, all deposits, SAIF or BIF, are subject to the same range of $0 to $0.27 per $100, with no statutory minimum.

In September 1996, Congress passed and the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, required the FDIC to impose a one-time special assessment on SAIF-insured deposits in an amount that would recapitalize the SAIF at its required reserve ratio of 1.25%. Certain institutions, including the Bank, were permitted to reduce the amount of deposits to which the assessment was applied by 20%. The Bank paid a special assessment in the amount of $10.4 million.

The Funds Act also provided that beginning in 1997, both BIF deposits and SAIF deposits will be assessed by the Financing Corporation ("FICO") for interest payments due on bonds issued by FICO for purposes of recapitalizing the Federal Savings and Loan Insurance Corporation in the late 1980s. The Funds Act provides that through the earlier of December 31, 1999, or the date as of which the last savings association ceases to exist, BIF deposits will be assessed for FICO at a rate that is one-fifth the rate applicable to SAIF deposits. For 1997, the annual FICO assessment (payable quarterly) on SAIF deposits is $0.065 per $100 of deposits and for BIF deposits is $0.013 per $100 of deposits.

Prior to the Funds Act, institutions were generally prohibited from changing from BIF membership to SAIF membership or vice versa. Since October 1, 1996, institutions have been permitted to change insurance funds but must pay exit and entrance fees to the respective funds. However, a SAIF member may acquire deposits from a BIF member or vice versa in a merger or assumption of deposits without changing funds, so long as the acquired deposits continue to be treated as deposits insured by the fund of the selling institution and assessments go to that fund.

Savings associations are required by OTS regulation to pay assessments to the OTS to fund its operations. The general assessment is computed on the basis of a savings association's total assets, including consolidated subsidiaries. A premium assessment is charged for associations designated as troubled institutions. The Bank's general assessment for the year ended December 31, 1996, totaled $477,000.

Certain Loss Valuation Policies. Adequate valuation allowances, consistent with generally accepted accounting principles, are required to be established for classified assets, and the federal banking agencies have issued an interagency policy statement relating specifically to allowances for loan and lease losses. This statement reaffirms that an institution's board of directors and management are responsible for establishing and maintaining an adequate level of allowances, and contains general guidance on calculating the allowances. At a minimum, the allowance should be no less than the sum of (i) estimated credit losses for the remaining effective lives of loans and leases classified as "substandard" and "doubtful"; (ii) estimated credit losses for the upcoming 12 months for components of the loan and lease portfolio that are not classified; and (iii) estimated credit losses resulting from the transfer risk of international loans. The Bank believes that its methodologies for establishing a general valuation allowance are in accordance with the policy statement (See "Statistical Data--IV. Summary of Loan Loss Experience").

Qualified Thrift Lender Test; Certain Operational Matters. Savings associations are required to maintain 65% of their "portfolio assets" (total assets minus goodwill, intangibles, property used to conduct business and liquid assets up to 20% of assets) in "qualified thrift investments". Until September 1996, qualified thrift investments consisted primarily of loans and other investments related to residential real estate, together with lesser amounts of certain other assets. Effective in the last quarter of 1996, qualified thrift investments include credit card loans, education loans and small business loans, and a lesser amount of other consumer loans. Savings associations that fail the "qualified thrift lender" (QTL) test are subject to substantial restrictions on their activities and to certain other penalties. As a savings bank chartered under state law prior to October 15, 1982, the Bank is exempt from many of such restrictions and penalties. Failure by the Bank to maintain QTL status could, however, affect the ability of ALBANK to enter into certain activities (See "Supervision and Regulation--Savings and Loan Holding Company and Related Regulation; Control-Related Provisions"). As of December 31, 1996, the Bank complied with the QTL requirements (with 83.69% of its assets in qualified thrift investments).

Federal savings associations are also subject to comprehensive regulation governing their investments and activities. Among other things, a federal association may invest in (i) mortgage loans in an unlimited amount, (ii) non-residential real estate loans up to 400% of capital, (iii) commercial loans up to 10% of assets (effective in the last quarter of 1996, up to 20% of assets so long as the last 10% are small business loans), and (iv) consumer loans, commercial paper and corporate debt securities in the aggregate up to 35% of assets. In addition, a federal savings association may invest up to 3% of its assets in service corporations and an unlimited percentage of its assets in operating subsidiaries (which may engage only in activities permissible for the association). Other than investment in service corporations and operating subsidiaries, and stock of government sponsored enterprises such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), federal savings associations generally are not permitted to make equity investments.

Until its conversion to a federally chartered savings bank in 1982, the Bank was a New York state chartered savings bank with investment powers conferred by New York law. Federal law and OTS regulations authorize the Bank to make investments or engage in activities to the degree the Bank was authorized to do so as a state chartered savings bank under New York law at the time of its conversion from a state to a federal charter and to the degree permissible for the Bank in its capacity as a federal savings bank prior to October 15, 1982, in each case to the extent authorized by the OTS and subject to the authority of the FDIC to limit activities incompatible with deposit insurance. These powers are in addition to powers that the Bank currently possesses as a federally chartered savings bank.

The Bank's grandfathered powers include the authority to invest in various types of investment securities, including corporate bonds and stock, and in real estate for development, in each case subject to certain limitations. In addition, the Bank has grandfathered authority to make so-called "leeway investments", which include any investment not otherwise authorized under New York law at the time of the Bank's charter conversion (other than investments in the common stock of commercial banks or life insurance companies), so long as any single investment does not exceed 1% of the Bank's assets and all such investments do not exceed 5% of its assets.

Numerous laws and regulations also set forth special restrictions and procedural requirements with respect to the Bank's extensions of credit, credit practices, the disclosure of credit and savings account terms and discrimination in credit transactions. For example, under the Community Reinvestment Act ("CRA") and implementing OTS regulations, a savings association such as the Bank has an obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the Bank. Following the most recent OTS compliance examination of the Bank completed on June 19, 1995, the Bank was rated "outstanding" on the four-category CRA rating system of "outstanding," "satisfactory," "needs to improve" and "substantial non-compliance".

In May 1995, the OTS, in conjunction with other federal banking agencies, issued revisions to the rules governing CRA compliance. The new rules, which become effective in stages through July 1, 1997, are intended to give financial institutions guidance regarding their CRA obligations and to simplify CRA evaluations by establishing performance-based criteria. The rules establish a methodology for evaluating an institution's CRA compliance in three broad areas, lending, investment and service, with the actual criteria applied being dependent on the type of institution (retail or wholesale) and the nature of its service area.

Safety and Soundness Standards. FDICIA and subsequent legislation require each federal banking agency to prescribe by regulation or guideline, for all insured depository institutions, standards relating to, among other things, internal controls and audit systems, credit underwriting and loan documentation, interest rate exposure, asset growth, compensation of directors and officers, and such other operational and managerial standards as the agency deems appropriate. In July 1995, the federal banking agencies adopted guidelines addressing these areas of operation. In addition, each such agency is required to adopt such standards relating to asset quality and earnings as the agency deems appropriate. In August 1996, the federal banking agencies adopted standards addressing the foregoing matters. The Bank does not believe that the adoption of these standards should materially affect its operations.

FDICIA also required each appropriate federal banking agency to adopt uniform regulations prescribing standards for extensions of credit (i) secured by real estate, or (ii) made for the purpose of financing the construction of improvements on real estate. The federal banking agencies require each institution to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices, taking into account the size of the institution and the nature and scope of its real estate lending activities. Subject to certain exceptions, the policy of a savings association must also be consistent with OTS guidelines, which include loan-to-value ratios for the following types of real estate loans: raw land (65%); land development (75%); non-residential construction (80%); improved property (85%); and one- to four-family residential construction (85%). One- to four-family mortgage and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are expected to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the loan-to-value limitations.

Savings and Loan Holding Company and Related Regulation; Control-Related Provisions. The Company is a unitary, non-diversified savings and loan holding company. As such, the Company is registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. (See also "Supervision and Regulation--Regulation of Banks and Bank Holding Companies").

Federal law prohibits a savings and loan holding company (such as the Company), directly or indirectly, or through one or more subsidiaries, from
(i) acquiring control of, or acquiring by merger, consolidation or purchase of assets, another savings association or savings and loan holding company, without the prior approval of the OTS; (ii) acquiring or retaining, with certain exceptions, more than 5% of the voting stock of a non-subsidiary savings association or a non-subsidiary savings and loan holding company; or
(iii) acquiring or retaining control of a depository institution, the deposits of which are not insured by the SAIF or the BIF. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the holding company and association involved, the effect of the acquisition on the risk of the SAIF and the BIF and the convenience and needs of the community to be served.

OTS approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Bank or the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Bank or the Company or controls in any manner the election of a majority of the Directors of the Bank or the Company. Control is rebuttably presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock (or 25% of any class of stock) of the Bank or the Company and is subject to any of certain specified "control factors" as defined in OTS regulations. A person also may be determined to have rebuttable control of the Bank or the Company in certain circumstances if such person holds any combination of voting stock and revocable or irrevocable proxies representing more than 25% of any class of voting stock of the Bank or the Company (See "Regulation and Supervision-- Regulation of Banks and Bank Holding Companies").

A unitary savings and loan holding company that controls only one savings association generally would not be restricted under existing laws in the types of business activities in which it may engage, so long as its subsidiary savings association continues to be a QTL. Upon any acquisition by the Company of another savings association, however, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage.

Other Regulatory Bodies. The Federal Home Loan Bank System, which consists of 12 Federal Home Loan Banks (the "FHLBanks"), provides a central credit facility primarily for the use of member institutions. The Federal Housing Finance Board oversees the FHLBanks. The Bank is a member of the FHLB-NY and, as such, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year (assuming for such purposes that at least 30% of its assets were home mortgage loans), or 5% of its advances (borrowings) from the FHLB-NY, whichever is greater. The Bank is in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1996, of $16.9 million. FHLB-NY advances must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets.

The Bank recorded dividend income of $1.1 million on its FHLB-NY stock in the year ended December 31, 1996. Since 1989, each of the FHLBanks has been required to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the government entity established to raise funds to resolve failed savings association cases, to fund the principal and a portion of the interest on REFCORP bonds and certain other obligations. In addition, each of the FHLBanks has been required to transfer a percentage of its annual net earnings to an Affordable Housing Program.

Federal Reserve Board regulations require depository institutions, including the Bank, to maintain noninterest-earning reserves against certain of their transaction accounts and deposits. For the calculation period including December 31, 1996, the Bank was in compliance with its requirement to maintain $28.2 million in noninterest-earning reserves. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may also be used to satisfy long-term liquidity requirements imposed by the OTS.

Legislative and Regulatory Proposals. Any changes in the extensive regulatory structure, whether by the OTS, the FDIC, or Congress, could have a material effect on the Company. The Company cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have on the Company.

The Funds Act provided for the merger of the BIF and the SAIF on January 1, 1999, but only if no depository institution was a savings association by that date. Thus the merger of the two deposit insurance funds is conditioned upon the conversion of savings associations to bank charters, but the Funds Act does not provide for the manner of such conversion. Pending legislation would require each federal savings association, such as the Bank, to convert to a national bank or state depository institution charter by June 30, 1998. The converted institutions would be subject to regulation by the appropriate federal and state banking agency for the type of charter that the institution adopted, and the OTS would be abolished. After conversion, a former savings association would have two years (subject to two one-year extensions) to discontinue any activities and investments impermissible under its new charters. A parent holding company of former savings association would be regulated as a bank holding company by the Federal Reserve Board, and would be subject to the activities restrictions applicable to bank holding companies unless such parent holding company were able to take advantage of a very narrow "grandfather" for current powers. The Company is unable to predict when, if, and in what form this legislation may ultimately be adopted.

Tax legislation enacted in 1996 repealed the reserve method of accounting for bad debts by most thrift institutions such as the Bank and requires such thrift institutions to recapture their post-1987 additions to their bad debt reserves ratably over a six-year period. Because the Bank met certain lending requirements, this recapture did not begin in 1996; if the Bank continues to meet such lending requirements for 1997, the recapture will not begin until 1998. The enactment of such tax recapture legislation should not have a material effect on either the financial condition or the results of operations of the Company.

Regulation of Banks and Bank Holding Companies. In March 1997, ALBANK submitted an application to the Banking Board of the State of New York and the New York Superintendent of Banks (the "Superintendent") for permission to organize ALBANK Commercial and to acquire the branches in the KeyBank Transaction. ALBANK also submitted an application to the FDIC in respect of the deposit insurance of ALBANK Commercial and will submit an application to the Federal Reserve Board to become a bank holding company by acquiring 100% of the stock of ALBANK Commercial. These applications are pending.

As a bank holding company, ALBANK will be subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 (the "BHC Act"). As a New York chartered commercial bank, ALBANK Commercial will be regulated by the New York State Banking Department and the Superintendent under New York Banking Law. As a state-chartered bank that is not a member of the Federal Reserve System (a "state non-member bank"), ALBANK Commercial will have the FDIC as its primary federal regulator. ALBANK Commercial will be a member of the BIF. Upon its registration as a bank holding company, the Company will no longer be subject to the supervision of the OTS as a savings and loan holding company.

The BHC Act generally limits activities of a bank holding company to the ownership and management of banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The activities of the Company conducted directly or through non-bank subsidiaries will generally be limited to furnishing services to its subsidiaries and activities that qualify under the "closely related" and "proper incident" tests. Notice to or application to the Federal Reserve Board will be required for new activities and acquisitions of most non-banking subsidiaries. Operating a savings association has been determined by the Federal Reserve Board to be a permissible non-banking activity, provided the savings association engages only in activities that are permissible for bank holding companies under the "closely related" and "proper incident" tests. As a result, the Bank will not be able to take advantage of certain grandfathered powers and will be required to discontinue its SBLI. It is contemplated that, following the Company's registration as a bank holding company, the Bank will transfer ALVEST Financial Services, Inc., its subsidiary that engages in insurance and securities brokerage, to ALBANK Commercial. Upon such transfer, certain of ALVEST's activities may be limited.

Under Federal Reserve Board Policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support such banks in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to its subsidiary banks would be subordinate in right of payment to deposits and to certain other indebtedness of its banks. Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies (on a consolidated basis with their bank subsidiaries), and the FDIC has adopted similar guidelines for state non-member banks. These guidelines are similar but not identical to the OTS standards applicable to savings associations such as the Bank. For holding companies and state non-member banks, the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) is 8%, with "Tier 1 capital" (principally common equity, retained earnings and certain types of preferred stock) comprising at least half that amount. In addition, the Federal Reserve Board has established a minimum leverage ratio (Tier 1 capital to average total assets) to supplement its risk-based ratio, and the FDIC has adopted substantially similar requirements. The applicable capital guidelines provide for a minimum leverage ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory rating. All other banking organizations will be required to maintain a leverage ratio of at least 4% to 5%. The Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The New York Banking Law and regulations delimit the powers of the New York banks, which include the powers, among others, subject to certain restrictions, to lend money, including on real and personal security, to discount commercial paper, to receive deposits and to invest in certain securities. Legislation pending in the New York legislature would, if enacted, authorize the Superintendent to permit New York banks to exercise any power permissible for national banks. In addition, as a state non-member bank, ALBANK Commercial will be subject to numerous requirements and restrictions under New York and federal law with respect to its business and operations, generally of the type applicable to the Bank and discussed under "Supervision and Regulation--General."

ALBANK Commercial will be subject to dividend limitations under the New York Banking Law, including a requirement that prior regulatory approval be obtained for dividends in any year that would exceed ALBANK Commercial's net profits for such year combined with retained net profits for the prior two years.

The Federal Deposit Insurance Act provides that a state bank, including a state non-member bank such as ALBANK Commercial, generally may not engage as principal in any activity that is not permissible for a national bank. State non-member banks are subject to the prompt corrective action and safety and soundness provisions discussed above under "Supervision and Regulation--Prompt Corrective Regulatory Action" and "-- Safety and Soundness Standards," as well as other regulations applicable to all insured depository institutions discussed above, in each case as implemented by the FDIC.

A bank holding company (which the Company will be following the consummation of the KeyBank Transaction) is not permitted to acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company--including a bank, a bank holding company, a savings and loan association or a savings and loan holding company--or merge or consolidate with another company, without the prior approval (or in some cases, non-objection) of the Federal Reserve Board. After the Company becomes a bank holding company, the OTS will no longer regulate acquisitions by the Company (although it will continue to regulate acquisitions by the Bank). The FDIC (under the Bank Merger Act) and the Superintendent (under the New York Banking Law) will regulate acquisitions by ALBANK Commercial.

Under applicable federal law, bank holding companies are permitted to acquire banks located in states other than their home states without regard to whether the transaction is permissible under state law. In addition, commencing June 1, 1997, state and national banks with different home states will be permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the relevant state passes legislation by May 31, 1997, expressly prohibiting interstate mergers. States may enact laws permitting interstate bank merger transactions prior to June 1, 1997 (opt-in statutes). A bank may also establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. By contrast, federal savings associations such as the Bank are permitted to branch nationwide by acquisition or de novo without regard to state law so long as the institution and the branches meet the QTL test.

Statistical Information and Analysis

Reference is made to the "Five Year Selected Financial Data" section on page 13 and the "Management's Discussion and Analysis" section on pages 14 through 24 of the Company's December 31, 1996, Annual Report to Stockholders (the "Annual Report") for a presentation and discussion of certain statistical data relating to ALBANK. The information with respect to such data should not be construed to imply any conclusions on the part of the management of ALBANK that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision, regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of ALBANK's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Statistical Data

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

The information set forth on pages 15 and 16 of the Annual Report is incorporated herein by reference.

II.  Investment Portfolio

Securities

The investment policy of the Company, which is established by senior management and approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide a portfolio of high quality, diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 on January 1, 1994, and reclassified as securities available for sale investment securities with a book value of $87.8 million and a market value of $89.4 million. In 1995, the Financial Accounting Standards Board ("FASB") allowed entities to assess the appropriateness of the classifications of all securities held at that time. As a result, on December 29, 1995, the Company transferred investment securities with a book value of $492.3 million and a market value of $491.9 million to securities available for sale.

The Bank invests in various types of liquid assets that are permissible investments for federally chartered savings associations, including U.S. Treasury and state and municipal government obligations, securities of various federal agencies, federal funds and repurchase agreements. Subject to various restrictions applicable to all federally chartered savings associations, the Bank also invests in investment grade corporate debt securities, asset-backed securities (which are securities collateralized by automobile loans, credit card receivables and marine vehicle loans which have been originated by other financial institutions), mortgage-backed securities, collateralized mortgage obligations and real estate mortgage investment conduit securities. The Bank, which until 1982 was a New York State chartered savings bank, also has grandfathered leeway authority to invest in certain equity and other securities.

The Bank's investment goal has been to invest available funds in securities that generally do not exceed an average life of five years or that meet specific requirements of the Bank's asset/liability goals.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities and securities available for sale portfolios at the dates indicated.






                                                                     At December 31,

                                                 1996                     1995                     1994

                                          Amortized    Market      Amortized    Market      Amortized    Market
                                               Cost     Value           Cost     Value           Cost     Value

                                                                     (in thousands)


Investment securities

U.S. Government obligations                $  1,744     1,747          1,592     1,627        105,060   100,993

U.S. Government agency obligations           25,140    25,269         20,393    20,567            445       449

Other tax-exempt bonds                        1,263     1,298          1,699     1,747          3,099     3,086

Mortgage-backed securities                   25,082    26,533         31,030    32,987        157,785   150,564

Corporate bonds                                 219       219             --        --        373,245   357,803

Collateralized mortgage obligation
  and real estate mortgage
  investment conduit securities              34,587    34,360         55,446    55,346         88,673    85,044

 Asset-backed securities                     21,532    21,625         43,540    43,548         72,098    69,663

 Other bonds                                     40        40             40        40            842       920

Total investment securities                $109,607   111,091        153,740   155,862        801,247   768,522


Securities available for sale

U.S. Government obligations                $ 75,910    76,262        120,980   122,486         62,345    62,334

U.S. Government agency obligations            6,032     6,014             --        --         19,942    19,938

Mortgage-backed securities                  200,870   200,042        122,952   122,442             --        --

Corporate bonds                             282,867   283,860        352,727   356,479         32,523    32,443

Collateralized mortgage obligation
  and real estate mortgage
  investment conduit securities              19,443    19,051         25,322    25,094          8,661     8,189

Asset-backed securities                      23,093    23,156         24,043    24,201         43,248    42,208

Equity securities                             6,832     9,558          4,766     6,082          1,561     1,912

Total securities available for sale        $615,047   617,943        650,790   656,784        168,280   167,024







At December 31, 1996, the aggregate securities of any single issuer (other than the U.S. Government or its agencies) did not exceed 10% of the Company's stockholders' equity.


The following table sets forth certain information regarding the amortized cost, annual weighted average yields (which have not been calculated on a tax-equivalent basis), average life in years, estimated market values and maturities of the Company's investment securities and securities available for sale at December 31, 1996.




<CAPTION

                                                   Within                     After One Year                After Five Years
                                                  One Year                  Through Five Years              Through Ten Years

                                                         Annualized                     Annualized                   Annualized
                                                           Weighted                       Weighted                     Weighted
                                           Amortized        Average        Amortized       Average        Amortized     Average
                                                Cost          Yield             Cost         Yield             Cost       Yield

                                                                        (dollars in thousands)


Investment securities:

  U.S. Government obligations               $     350          6.49%        $   1,394         6.05%        $    --           --%

  U.S. Government agency obligations                4          7.38            25,136         7.02              --           --

  Other tax-exempt bonds                          200          5.44               514         5.65              299        5.66

  Mortgage-backed Securities                       --            --             1,181         7.28            6,077        7.59

  Corporate bonds                                  --            --               219         5.50               --          --

  Collateralized mortgage obligation
   and real estate mortgage
   investment conduit securities<F1>            1,780          6.34             4,152         7.37            3,969        5.41

  Asset-backed securities<F1>                   5,098          4.76            16,434         5.08               --          --

  Other bonds                                      --            --                 5         6.63               35        5.39

Total investment securities                 $   7,432          5.24%        $  49,035         6.36%        $ 10,380        6.69%


Securities available for sale:<F2>

  U.S. Government obligations               $  50,550          6.02%        $  24,962         6.13%        $     --          --%

  U.S. Government agency obligations               --           --                 --           --            6,032        7.27

  Mortgage-backed securities                    7,771          7.09            64,819         5.60           49,723        7.17

  Corporate bonds                             132,694          5.65           149,673         6.46              300        6.44

  Collateralized mortgage obligation
    and real estate mortgage
    investment conduit securities<F1>              --            --             7,329         6.34               --          --

  Asset-backed securities<F1>                      45          6.67            23,048         6.04               --          --

Total securities available for sale         $ 191,060          5.81%        $ 269,831         6.18%        $ 56,055        7.18%




                                                     After
                                                   Ten Years                                  Total Securities

                                                         Annualized                                                  Annualized
                                                           Weighted           Average                     Estimated    Weighted
                                            Amortized       Average              Life    Amortized           Market     Average
                                                 Cost         Yield          in Years         Cost            Value       Yield

                                                                            (dollars in thousands)


Investment securities:

  U.S. Government obligations                $     --            --%             1.57    $   1,744            1,747        6.14%

  U.S. Government agency obligations               --            --              4.26       25,140           25,269        7.02

  Other tax-exempt bonds                          250          6.00              6.50        1,263            1,298        5.69

  Mortgage-backed securities                   17,824          9.13             10.71       25,082           26,533        8.67

  Corporate bonds                                  --            --              3.36          219              219        5.50

  Collateralized mortgage obligation
    and real estate mortgage
    investment conduit securities<F1>          24,686          5.65             10.37       34,587           34,360        5.86

  Asset-backed securities<F1>                      --            --              2.05       21,532           21,625        5.00

  Other bonds                                      --            --              7.67           40               40        5.55

Total investment securities                  $ 42,760          7.10%             7.21    $ 109,607          111,091        6.60%


Securities available for sale:<F2>

  U.S. Government obligations                $    398         10.82%             0.87    $  75,910           76,262        6.08%

  U.S. Government agency obligations               --            --              6.77        6,032            6,014        7.27

  Mortgage-backed securities                   78,557          7.06              9.21      200,870          200,042        6.62

  Corporate bonds                                 200          7.37              1.35      282,867          283,860        6.08

  Collateralized mortgage obligation
    and real estate mortgage
    investment conduit securities<F1>          12,114          6.23              9.26       19,443           19,051        6.27

  Asset-backed securities<F1>                      --            --              3.61       23,093           23,156        6.04


Total securities available for sale          $ 91,269          6.97%             4.28    $ 608,215          608,385        6.27%





<F1>Maturities of securities in these categories reflect their stated
maturities, that is, the last possible date for repayment of principal, rather than their expected average lives, which are generally projected to be shorter.

<F2>Does not include equity securities.



III. Lending Activities

Lending Activities

One- to Four-Family and Home Equity Loans. The Bank offers both fixed and adjustable rate first mortgage loans secured by one- to four-family dwellings, including townhouses and condominium units, throughout its lending area. Loan originations are generated through the Bank's network of 70 full service branches generally from existing or past customers, a team of bank loan consultants, members of the local community, mortgage brokers and mortgage bankers located in the Bank's primary market area. During 1996, the origination of loans through mortgage brokers/bankers under contract with the Bank was limited to ARMs. As of December 31, 1996, approximately 91% of the Bank's residential mortgage loan portfolio related to properties located in New York State (primarily upstate), and the states of Massachusetts and Vermont. Substantially all of the residential mortgage originations during the twelve months ended December 31, 1996, were for owner-occupied residences. At December 31, 1996, $1.7 billion, or 68% of the Bank's total loan portfolio, consisted of one- to four-family residential mortgage loans, of which 78% were ARMs. Adjustable rate products are typically generated for the Bank's own portfolio, while fixed rate loans acquired are either sold with servicing retained by the Bank or booked for its own portfolio. Total fixed rate loans generated in 1996 amounted to $100.7 million; $78.1 million were acquired for the Bank's own portfolio and $22.6 million were sold with servicing retained.

Generally, ARM loans pose credit risks different from the risks inherent in fixed rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default, while the marketability of the underlying property may be adversely affected by higher interest rates. Moreover, ARM borrowers from the Bank prior to 1992 have been generally qualified based on the initial interest rates to be paid, even when such rates were lower than the fully-indexed rate or rates that are anticipated to follow the initial "teaser" rate. While initial "teaser" rates are still being offered, during 1992, the Bank began qualifying borrowers at the maximum second year fully-indexed rate. During 1993, the Bank began qualifying borrowers for all ARM loans at a 7% rate, which was in excess of the maximum second year fully-indexed rate, in order to better assess underwriting risks. During 1994, this underwriting criterion was modified to qualify borrowers at the maximum second year fully-indexed rate or 7%, whichever was higher.

Fixed rate mortgages are available throughout the Bank's lending area on one- to four-family residential properties, and generally are underwritten according to the secondary market guidelines of FHLMC and FNMA. State of New York Mortgage Agency and Vermont Housing Finance Authority fixed rate mortgage loans are also available in New York and Vermont, respectively. A qualifying borrower must be a first-time home buyer unless the property is located in a federally designated target area.

The Bank originates two types of home equity loans--revolving credit line and single disbursement--which may be secured by a first or second mortgage on a one- to four-family primary residence, and which are available throughout the Bank's lending area. The Bank limits the loan-to-value ratio for these loans (including the first mortgage) to a maximum of 75%.

Commercial Real Estate Loans (including Multi-Family Loans). The Bank originates commercial real estate loans secured by mortgages on income-producing property in its lending area, but does not originate, or plan to originate, such loans out-of-market, the Bank's market is defined as the states of New York, western Massachusetts and Vermont. The Bank's underwriting guidelines require these properties to produce sufficient income to satisfy operating expenses and principal and interest payments on the loan, and to provide a reasonable return to the owners on their investment. Generally, the Bank's commercial real estate loans are collateralized by office buildings, shopping centers and office/warehouse buildings. For such loans, the Bank limits the loan-to-value ratio to a maximum of 75% and requires borrowers to have demonstrated background experience which would indicate a high probability of success in managing the property. On income-producing properties, the Bank requires a minimum occupancy rate of 80% and a minimum debt service coverage ratio of 1:1 for construction loans and 1.3:1 for permanent loans.



The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.





                                                                  At December 31,

                                             1996                      1995                      1994

                                                Percent                   Percent                   Percent
                                                     of                        of                        of
                                        Amount    Total           Amount    Total           Amount    Total

                                                                (dollars in thousands)


Mortgage loans:

  One- to four-family              $ 1,730,059    67.56%     $ 1,362,277    70.04%     $ 1,234,250    69.00%

  Home equity                          169,214     6.61          147,136     7.56          152,869     8.55

  Commercial real estate               135,284     5.28           81,448     4.19           77,593     4.34

  Multi-family                          31,792     1.24           28,313     1.45           31,574     1.76

  Construction                          13,338     0.52           11,577     0.60           10,975     0.61


Total mortgage loans                 2,079,687    81.21        1,630,751    83.84        1,507,261    84.26

Other loans:

  Commercial                           247,783     9.68          115,698     5.95           88,150     4.93

  Consumer:

    Student                             94,478     3.69           93,816     4.82           89,246     4.99

    Personal, secured and unsecured     84,308     3.29           52,627     2.71           52,667     2.94

    Home improvement                    23,593     0.92           22,800     1.17           22,230     1.24

    Credit cards                        14,754     0.58           17,233     0.89           16,920     0.95

    Overdraft and other                 16,222     0.63           12,065     0.62           12,362     0.69

  Total consumer loans                 233,355     9.11          198,541    10.21          193,425    10.81

Total other loans                      481,138    18.79          314,239    16.16          281,575    15.74

Total mortgage and other loans       2,560,825   100.00%       1,944,990   100.00%       1,788,836   100.00%

Net discounts, premiums and
  deferred loan fees and costs           5,539                     1,611                      (436)

Loans receivable                     2,566,364                 1,946,601                 1,788,400

Allowance for loan losses              (24,114)                  (15,949)                  (15,510)

Loans receivable, net              $ 2,542,250               $ 1,930,652               $ 1,772,890




                                                     At December 31,

                                             1993                      1992

                                                Percent                   Percent
                                                     of                        of
                                        Amount    Total           Amount    Total

                                                  (dollars in thousands)


Mortgage loans:

  One- to four-family              $ 1,057,274    68.56%     $ 1,038,021    69.46%

  Home equity                          143,378     9.30          146,227     9.79

  Commercial real estate                60,994     3.96           84,313     5.64

  Multi-family                          35,075     2.27           24,986     1.67

  Construction                          13,436     0.87            5,524     0.37


Total mortgage loans                 1,310,157    84.96        1,299,071    86.93

Other loans:

  Commercial                            62,052     4.02           34,153     2.29

  Consumer:

    Student                             80,314     5.21           72,485     4.85

    Personal, secured and unsecured     41,242     2.68           36,031     2.41

    Home improvement                    18,184     1.18           19,836     1.33

    Credit cards                        18,864     1.22           22,186     1.48

    Overdraft and other                 11,272     0.73           10,603     0.71

  Total consumer loans                 169,876    11.02          161,141    10.78

Total other loans                      231,928    15.04          195,294    13.07

Total mortgage and other loans       1,542,085   100.00%       1,494,365   100.00%

Net discounts, premiums and
  deferred loan fees and costs          (1,621)                   (1,747)

Loans receivable                     1,540,464                 1,492,618

Allowance for loan losses              (12,984)                  (11,885)

Loans receivable, net              $ 1,527,480               $ 1,480,733






The Bank originates multi-family mortgage loans secured by properties located in its market area, but does not originate, or plan to originate, such loans out-of-market. These mortgage loans are generally written for five-year terms with interest rates tied to either the three-year or the five-year U.S. Treasury Constant Maturity Index or they may float based on the prime rate of interest. Amortization periods generally average from fifteen to twenty years (maximum conforming amortization term is twenty-five years) and vary depending on property type and other considerations. The Bank currently limits the loan-to-value ratio for these loans to a maximum of 75% and generally requires the execution of personal guarantees extending for the full term of the loan.

Commercial real estate lending, though not a significant part of the Bank's lending activities in recent years, has shown marginal growth with outstanding balances equaling $135.3 million at year-end 1996 compared with $81.4 million at December 31, 1995. The Bank's multi-family mortgage portfolio increased $3.5 million (12%) over the previous year. The increased balances in these loan categories are primarily a result of the Vermont acquisitions. As of December 31, 1996, multi-family mortgage loans comprised just over 1% of the Bank's total loan portfolio and the average loan balance approximated $171,000.

At December 31, 1996, the Bank had approximately $9.8 million, or 7%, of its commercial real estate portfolio and $5.7 million, or 18%, of its multi-family mortgage loan portfolio, in out-of-market loans. Most of the multi-family out-of-market loans were purchased from mortgage bankers in the 1970's with the last such purchase occurring in 1979. A majority of the out-of-market commercial real estate loan balances outstanding have been the direct result of the Company's recent merger and acquisition activity.

Construction Loans. The Bank originates loans to finance the construction of one- to four-family homes in its lending area, but does not originate, or plan to originate, such loans out-of-market. On occasion, the Bank has also financed construction of multi-family residences and commercial real estate in its lending area. The Bank does not currently provide land acquisition and development financing or construction loans for speculation. With rare exception, construction loans are made to a builder or to a buyer under a purchase contract. Construction loans must ordinarily be combined with a permanent mortgage from the Bank, and the maximum loan-to-value ratio the Bank generally allows is 80%. At December 31, 1996, $13.3 million, or less than 1% of the Bank's total loan portfolio, consisted of construction loans.

Other Loans. The Bank's other lending activities include commercial and consumer lending. The Bank expects to devote additional resources to the expansion of these operations in order to further diversify its lending base and further supplement its mortgage activities.

The Bank's Commercial Loan Department concentrates its efforts on companies that have the capacity to borrow $100,000 or more, although smaller loans are considered. Loan pricing and terms are set according to the individual needs and characteristics of each borrower. At December 31, 1996, the Commercial Loan Department had loans outstanding, unused lines of credit and commitments aggregating $347.5 million. Actual commercial loans outstanding totaled $247.8 million, or 10% of total loans at December 31, 1996, compared with $115.7 million, or 6% of total loans at December 31, 1995. The increase year-to-year was primarily the result of the Marble and Green Mountain acquisitions.

The Bank offers a variety of consumer loan products to the communities it serves. These loans include student loans, personal loans (both secured, as with automobiles, and unsecured, as with overdraft lines of credit on personal checking accounts), home improvement loans and credit card loans. At December 31, 1996, consumer loans totaled $233.4 million, or just over 9% of the Bank's total loan portfolio.

Purchased Loans and Loan Participations. During the year ended December 31, 1996, total loan purchases amounted to $229.3 million. Additionally, the Bank acquired $386.7 million in loans in conjunction with its two Vermont acquisitions. The Bank's involvement was generally limited to the purchase of one- to four-family whole loan residential mortgages. Loans were acquired on a flow-through basis with underwriting of each loan retained by the Bank. There were no bulk purchases of residential mortgage loans.

Mortgage loans acquired from mortgage bankers operating in the Bank's local markets are underwritten and approved using the same guidelines as those applicable to the Bank's own originations. When available funds have exceeded the supply of local mortgage product, the Bank has, from time to time, supplemented its home mortgage originations through purchases of ARMs. Most of the purchases have been from licensed mortgage companies that originate loans for sale to the Bank throughout upstate New York and selected areas in the states of Ohio, Kentucky and Connecticut. Purchased loans are secured by one- to four-family owner-occupied properties, and have been acquired on a servicing released basis (that is, the loans are serviced by the Bank, not the originator/seller).

From time to time, on a selective basis, the Bank also purchases a participation interest in commercial real estate, multi-family and commercial loans; at December 31, 1996, these loan participations represented less than 1% of the Bank's loan portfolio.

The following table sets forth the Bank's loan originations and loan purchases, sales, principal repayments, transfers of loans to real estate owned ("REO") and reclassification activity for the years indicated.





                                                                     Years ended December 31,

                                                                 1996          1995          1994

                                                                          (in thousands)


Mortgage loans:

  At beginning of year                                    $ 1,630,751     1,507,261     1,310,157

  Mortgage loans originated:

    One- to four-family<F1>                                   251,369       191,204       241,616

    Commercial real estate<F2>                                 25,354        12,052        31,015

    Construction                                               28,978        27,560        33,025

  Total mortgage loans originated                             305,701       230,816       305,656

    Mortgage loans purchased:

      One- to four-family                                     416,914<F3>   125,894       145,082

      Commercial real estate                                   55,677<F4>        --            --

  Total mortgage loans originated and purchased               778,292       356,710       450,738

  Transfer of mortgage loans to REO, net of writedowns         (5,346)       (5,710)       (8,017)

  Reclassification of mortgage loans to other loans                --            --        (1,029)

  Reclassification of other loans to mortgage loans             1,352            --            --

  Principal repayments                                       (291,337)     (209,933)     (229,476)

  Sale of loans                                               (34,025)      (17,577)      (15,112)

Mortgage loans, at end of year                            $ 2,079,687     1,630,751     1,507,261

Other loans:

  At beginning of year                                    $   314,239       281,575       231,928

  Commercial loans originated                                  24,114        28,137        34,816

  Consumer loans originated                                    79,267        74,351        70,151

  Total other loans originated                                103,381       102,488       104,967

  Other loans purchased                                       143,418<F5>        --         1,080

  Total other loans originated and purchased                  246,799       102,488       106,047

  Transfer of other loans to REO                                 (595)           --            (9)

  Reclassification of mortgage loans to other loans                --            --         1,029

  Reclassification of other loans to mortgage loans            (1,352)           --            --

  Reclassification of investment securities to
    commercial loans                                               --            --           175

Principal repayments                                          (77,953)      (56,022)      (57,595)

  Sale of loans                                                    --       (13,802)           --

Other loans, at end of year                               $   481,138       314,239       281,575





<F1>Includes home equity loans.

<F2>Includes multi-family loans.

<F3>Includes $187,573 in loans acquired from Marble and Green Mountain Banks.

<F4>Includes $55,677 in loans acquired from Marble Bank.

<F5>Includes $143,418 in loans acquired from Marble and Green Mountain Banks.


Loan Maturity Repricing. The following table shows the maturity or period to repricing of the Bank's loan portfolio at December 31, 1996. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include anticipated prepayments or scheduled principal amortization.






                                                          At December 31, 1996

                                       One- to
                                         Four-           Home       Commercial
                                        Family         Equity      Real Estate<F1>     Construction

                                                              (in thousands)


Amount due:

  Within one year                  $ 1,085,203        127,564           80,759               13,338

  After one year:

    One to three years                 154,613         12,496           59,582                   --

    Three to five years                222,931          8,830           12,582                   --

    Five to ten years                   97,442         13,671            9,973                   --

    Ten to twenty years                101,375          6,524            4,180                   --

    Over twenty years                   68,495            129               --                   --

Total due after one year               644,856         41,650           86,317                   --

Total amount due                   $ 1,730,059        169,214          167,076               13,338



                                              At December 31, 1996

                                                                        Total
                                                                        Loans
                                    Commercial       Consumer      Receivable

                                                  (in thousands)


Amount due:

  Within one year                      170,691        148,935       1,626,490

  After one year:

    One to three years                  31,439         67,788         325,918

    Three to five years                 27,188         11,724         283,255

    Five to ten years                   18,465          4,908         144,459

    Ten to twenty years                     --             --         112,079

    Over twenty years                       --             --          68,624

  Total due after one year              77,092         84,420         934,335

Total amount due                       247,783        233,355       2,560,825


Net discounts, premiums and
  deferred loan fees and costs                                          5,539

Allowance for loan losses                                             (24,114)

Loans receivable, net                                             $ 2,542,250

<F1>Includes multi-family loans.






The following table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates (excludes $1.626 billion of loans that mature or reprice within one year).





                                                       Due after December 31, 1997

                                                  Fixed        Adjustable          Total

                                                             (in thousands)


Mortgage loans:

  One- to four-family                         $ 353,325           291,531        644,856

  Home equity                                    41,650                --         41,650

  Commercial real estate<F1>                     57,130            29,187         86,317

Other loans:

  Commercial loans                               77,092                --         77,092

  Consumer loans                                 84,420                --         84,420

Total mortgage loans and other loans          $ 613,617           320,718        934,335

<F1> Includes multi-family loans.






Delinquencies and Criticized Assets

Delinquencies of 60 days or more on all loan types are reviewed monthly by the Bank's Board of Directors. Additionally, the Asset Review Committee, regular members of which include the Bank's Chief Executive Officer, Chief Financial Officer, Senior Credit Officer, Internal Auditor and the officers in charge of the Commercial Lending and Retail Lending Divisions, reviews on a quarterly basis all criticized and classified loans. Each report of the Asset Review Committee is reviewed by the Board of Directors.

At December 31, 1996, 1995 and 1994, delinquencies in the Bank's loan portfolio were as follows:





                                                 At December 31, 1996                          At December 31, 1995

                                           60-89              90 Days or More             60-89               90 Days or More

                                     Number    Principal    Number    Principal      Number    Principal    Number    Principal
                                         of      Balance        of      Balance          of      Balance        of      Balance
                                      Loans     of Loans     Loans     of Loans       Loans     of Loans     Loans     of Loans

                                                 (dollars in thousands)                        (dollars in thousands)


One- to four-family                     221     $ 11,550       228     $ 13,639         200     $  8,220       255     $ 14,528

Home equity                              45        1,238        53        1,948          35        1,007        31        1,119

Commercial real estate<F1>                4          248        14        4,157           2          448        11        1,666

Construction                              2          108         2           94          --           --        --           --

Total mortgage loans                    272       13,144       297       19,838         237        9,675       297       17,313

Commercial loans                         10          470        35        2,478           5        1,393         1            4

Consumer loans                          519        1,763       894        2,899         569        2,122     1,266        4,646

Total loans                             801     $ 15,377     1,226     $ 25,215         811     $ 13,190     1,564     $ 21,963

Delinquent loans to total loans                     0.60%                  0.98%                    0.68%                  1.13%

<F1>Includes multi-family loans.



                                              At December 31, 1994

                                           60-89             90 Days or More

                                     Number    Principal    Number    Principal
                                         of      Balance        of      Balance
                                      Loans     of Loans     Loans     of Loans

                                              (dollars in thousands)


One- to four-family                     127      $ 6,153       201     $ 11,112

Home equity                              25          708        25        1,125

Commercial real estate<F1>                2          998         8        1,718

Total mortgage loans                    154        7,859       234       13,955

Commercial loans                          1           55        --           --

Consumer loans                          548        2,005     1,180        4,544

Total loans                             703      $ 9,919     1,414     $ 18,499

Delinquent loans to total loans                     0.55%                  1.03%

<F1>Includes multi-family loans.







Loans are placed on a nonaccrual status for the recording of interest when considered doubtful of collection by management. With respect to residential mortgage loans, this ordinarily occurs when a mortgage loan becomes 120 days delinquent. Credit card and other retail consumer loans are evaluated for collectibility on a monthly basis, at which time (and prior to their being 150 days delinquent) all accounts (including related accrued interest) deemed uncollectible are charged off. Delinquent interest on FHA and VA mortgage loans, and student loans continues to accrue since these loans are backed by a government agency guarantee and substantially all interest and principal is ultimately expected to be received. Once management reaches a decision to place a loan on nonaccrual status, all previously accrued interest on such a loan is generally reversed against interest income.

During the years ended December 31, 1996, 1995 and 1994, the amount of interest income on nonaccrual loans that would have been recorded at the original rates on such loans, had they been current, totaled $1.7 million, $1.0 million and $0.9 million, respectively. Interest income actually recorded in these periods with respect to such loans was $320,000, $295,000 and $290,000, respectively.

The Bank periodically reviews its loan portfolio and classifies loans it considers to be of lesser quality as "substandard", "doubtful", or "loss". A loan is considered "substandard" if the borrower's current paying capacity and/or net worth is impaired or weakened, or the underlying collateral, if any, has been devalued, such that the continuation of sufficient future cash flow for full repayment of principal and interest on the asset is questionable. The notion of substandard also includes the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as "doubtful" have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection in full highly questionable in light of existing facts, conditions and values. Loans classified as "loss" are charged off. Management designates a loan which does not currently have the deficiencies necessary to warrant classification, but does exhibit some potential weaknesses, as a "special mention" loan.

On December 31, 1996, criticized loans (including special mention loans) of the Bank totaled $84.2 million, or approximately 3% of total loans. These loans were comprised of $4.6 million in the doubtful category, $56.4 million in the substandard category and $23.2 million in the special mention category. Of the Bank's criticized loans at December 31, 1996, 34% were residential mortgage loans, 34% were commercial loans, 30% were commercial mortgage loans and 2% were consumer loans. This compared with an aggregate of $40.2 million of criticized loans, or approximately 2% of total loans, as of December 31, 1995, of which $1.3 million were in the doubtful category, $34.6 million were in the substandard category and $4.3 million were in the special mention category. As of that date, 59% of the Bank's criticized loans were residential mortgages, 16% were commercial loans, 22% were commercial mortgage loans and 3% were consumer loans. The increase in criticized loans in 1996, and the change in the proportion of criticized loans represented by different loan categories were primarily the result of the Marble and Green Mountain acquisitions.

In December 1996, the Bank completed a sale of a group of one- to four-family nonperforming mortgage loans with a book value of $10.3 million. Based upon the book value of the loans sold and the consideration received by the Bank, a chargeoff reducing the allowance for loan losses by $4.1 million was taken. Accordingly, at December 31, 1996, nonperforming loans, criticized loans and the allowance for loan losses reflect the impact of the sale.

Nonperforming Loans and Assets

The following table sets forth information regarding nonaccrual loans and accruing loans delinquent more than 90 days (collectively, "nonperforming loans") and REO owned by the Bank (together with nonperforming loans, "nonperforming assets") at the dates indicated.





                                                             Years ended December 31,

                                                  1996        1995        1994        1993        1992

                                                              (dollars in thousands)


Nonaccrual mortgage loans                     $ 15,298      12,571      10,231      14,337      13,250

Accruing mortgage loans delinquent
  more than 90 days                              7,367       5,567       5,104       4,933       7,284

Total nonperforming mortgage loans              22,665      18,138      15,335      19,270      20,534

Nonaccrual other loans                           3,933         372         424         152         319

Accruing other loans delinquent
  more than 90 days                              3,218       4,646       4,544       3,492       3,025

Total nonperforming other loans                  7,151       5,018       4,968       3,644       3,344

Total nonperforming loans                       29,816      23,156      20,303      22,914      23,878

Total REO                                        4,012       3,899       3,822       4,418       4,606

Total nonperforming assets                    $ 33,828      27,055      24,125      27,332      28,484

Total nonperforming loans to
  loans receivable                                1.16%       1.19%       1.14%       1.49%       1.60%

Total nonperforming assets to
  total assets                                    0.96        0.91        0.81        0.99        1.15






Over the last five years, the Bank's nonperforming loans and assets have been maintained at average levels that were below industry group averages. At December 31, 1996, 69% of the Bank's REO consisted of residential (one- to four-family) properties and 31% resulted from foreclosures on commercial properties, compared with 96% and 4%, respectively, at December 31, 1995. Commercial properties located in the market area of the Bank's Marble division are the primary reason for the increased commercial REO at year-end 1996 compared with 1995 with the change occurring principally as a result of the Marble and Green Mountain acquisitions.

IV.  Summary of Loan Loss Experience

The Bank maintains a total valuation allowance for losses on loans representing allowances with respect to categories of loans which the Bank believes represent risk of loss and an unallocated allowance for future losses generally. The allowance for loan losses is established and maintained through a provision for loan losses at a level deemed appropriate by management to provide adequately for known and inherent risks in the portfolio. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant modifications due to changes in appraised values of collateral and general economic conditions. In connection with the determination of an adequate allowance for loan losses, management periodically obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses.

Management's evaluation of the risk inherent in its loan portfolio includes a review of all loans on which full collectibility may not be reasonably assured considering, among other matters, the estimated net realizable value of the underlying collateral (if any), economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition and the potential for losses in future periods. In evaluating the adequacy of the allowance for loan losses, management recognizes the risk associated with each type of loan and the current outstanding balance. The primary risk element considered by management with respect to each consumer, home-equity and one- to four-family real estate mortgage loan is any current delinquency on the loan. The primary risk elements considered by management with respect to commercial, commercial real estate and real estate construction loans are the financial condition of the borrowers, the sufficiency of collateral (including changes in the appraised value of collateral) and the record of payment. In general, all properties securing loans delinquent more than 90 days are physically inspected. A subjective review of all substantial nonperforming loans, other problem loans and over-all delinquent loans is also made prior to the end of each calendar quarter to determine the adequacy of the allowance for loan losses. Additionally, current year charge-offs, charge-off trends, new loan production and current balances by particular loan categories are factored into the determination of reserve levels. The Bank allocates the allowance for loan losses to various categories of loans based on the preceding factors. The increased allocation of the allowance for commercial and commercial real estate loans reflects the addition of nonperforming loans in those categories resulting from the Vermont acquisitions. The increased allowance allocated to consumer loans is reflective of a measure of softening in the Bank's market area.

The following table sets forth the Bank's allowance for loan losses at the dates indicated.





                                                                 Years ended December 31,

                                                     1996       1995       1994       1993       1992

                                                                  (dollars in thousands)


Balance at beginning of period                   $ 15,949     15,510     12,984     11,885     11,174

Allowance of acquired banks                        11,310         --        151         --         --

Provision for loan losses                           5,775      4,500      4,500      4,200      4,100

Charge-offs:

  Mortgage loans <F1>                              (7,013)    (2,685)    (1,980)    (2,267)    (2,019)

  Other loans                                      (2,635)    (1,736)    (1,031)    (1,146)    (1,580)

Recoveries:

  Mortgage loans                                      223         83        647         --          5

  Other loans                                         505        277        239        312        205

Balance at end of period                         $ 24,114     15,949     15,510     12,984     11,885


Allocation of allowance for specfic loan types at end of period:

    Residential mortgage loans                   $  7,360      7,233      5,724      5,745      3,111

    Commercial real estate loans<F2>                2,623      1,502      1,455      1,599      2,172

    Commercial loans                                4,065      1,714      1,016        896      1,262

    Consumer loans                                  5,000      3,523      2,263      2,225      2,535

    Unallocated                                     5,066      1,977      5,052      2,519      2,805

Balance at end of period                         $ 24,114     15,949     15,510     12,984     11,885


Ratio of net charge-offs during the
  period to average loans outstanding
  during the period                                  0.38%      0.22%      0.13%      0.20%      0.23%

Ratio of allowance for loan losses
  to loans receivable at end of period               0.94       0.82       0.87       0.84       0.80


Ratio of allowance for loan losses
  to nonperforming loans at end of period           80.88      68.88      76.39      56.67      49.77

<F1>Of the total loans charged-off in 1996, $4.1 million was related to a sale of nonperforming loans consummated during the fourth quarter of 1996.

<F2>Includes multi-family loans.






V. Deposits and Sources of Funds

The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans and on its investments in securities.

The Bank offers a variety of deposit accounts having a range of interest rates and terms. The Bank's deposits principally consist of passbook and statement savings accounts ("Savings accounts") and NOW accounts, Super NOW accounts, money market accounts, interest-bearing and noninterest-bearing demand deposit accounts (collectively, "Transaction accounts") and fixed-term certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its branches are located, and the Bank relies principally on customer service and long-standing relationships with customers to attract and retain these deposits. The Bank does not solicit or accept brokered deposits.

The following table sets forth the distribution of the Bank's deposit accounts and the respective weighted average nominal interest rates at the dates indicated. Average balances of certificates by maturity category are not readily available. Management believes that the use of the year-end balances does not significantly affect the analysis.






                                                                    At  December 31,

                                                    1996                                       1995

                                                              Weighted                                     Weighted
                                                   Percent     Average                         Percent      Average
                                                  of Total     Nominal                        of Total      Nominal
                                     Amount       Deposits        Rate           Amount       Deposits         Rate

                                                                 (dollars in thousands)


Saving accounts                 $   824,151          27.35%       2.94%     $   826,875          32.32%        2.96%

Transaction accounts                605,053          20.08        1.80          422,555          16.52         1.48

Total                             1,429,204          47.43                    1,249,430          48.84

Certificate accounts:

  Within one year                 1,114,101          36.98                      955,218          37.34

  One year to three years           417,300          13.85                      232,161           9.07

  Over three years                   52,524           1.74                      121,479           4.75

Total                             1,583,925          52.57        5.37        1,308,858          51.16         5.64

Total deposits                  $ 3,013,129         100.00%       3.99%     $ 2,558,288         100.00%        4.09%



                                          At  December 31, 1994

                                                              Weighted
                                                   Percent     Average
                                                  of Total     Nominal
                                     Amount       Deposits        Rate

                                          (dollars in thousands)


Saving accounts                 $   999,768          39.33%       2.96%

Transaction accounts                389,503          15.32        1.75

Total                             1,389,271          54.65

Certificate accounts:

  Within one year                   760,167          29.91

  One year to three years           281,668          11.08

  Over three years                  110,856           4.36

Total                             1,152,691          45.35        4.78

Total deposits                  $ 2,541,962         100.00%       3.60%



The following table presents the deposit activity of the Bank for the periods indicated.



                                                          Years ended December 31,

                                                    1996            1995            1994

                                                               (in thousands)


Deposits                                    $ 30,701,725      21,560,120      18,811,368

Withdrawals                                   30,364,876      21,646,938      18,731,405

Deposits in excess (less than) withdrawals       336,849         (86,818)         79,963

Interest credited on deposits                    117,992         103,144          80,285

Total increase in deposits                  $    454,841<F1>      16,326<F2>     160,248<F3>


<F1>The above increase includes approximately $327 million and $108 million in deposits acquired in the Marble and Green Mountain acquisitions.
(See ITEM 1:  "Business--General" of this Form 10-K.)

<F2>The above increase includes approximately $18 million in deposits acquired from The Dime Savings Bank of New York, FSB.
(See ITEM 1: "Business--General" of this Form 10-K.)

<F3>The above increase includes approximately $216 million in deposits acquired from Ludlow Savings Bank.
(See ITEM 1: "Business--General" of this Form 10-K.)


At December 31, 1996, the following maturities applied to certificate accounts in amounts of $100,000 or more.


                                                    Amount
                                                (in thousands)


Three months or less                             $  48,376

Over three through six months                       47,495

Over six through twelve months                      33,930

Over twelve months                                  44,722

Total                                            $ 174,523









VI. Return on Equity and Assets

Information regarding returns on equity and assets appears on page 13 of the Annual Report under the caption "Five Year Selected Financial Data" and is incorporated herein by reference.

VII. Short-Term Borrowings

Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings where appropriate as an alternative or less costly source of funds. The Bank obtains advances from the FHLB-NY which are collateralized by certain of the Bank's mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

The Bank may enter into sales of securities under agreements to repurchase ("repurchase agreements") with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Bank and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs.

Other short-term borrowings are comprised of funds advanced to the Bank by its SBLI department. These funds are advanced on an unsecured basis and are paid interest equal to the federal funds rate.

The following table sets forth certain information regarding the Bank's short-term borrowed funds at or for the periods ended on the dates indicated.






                                                                At or For the Years ended December 31,

                                                                     1996       1995       1994

                                                                       (dollars in thousand)


FHLB-NY advances:

  Average balance outstanding                                    $ 20,838      1,884     12,364

  Maximum amount outstanding at any month-end during
    the period                                                     73,000     18,000     42,500

  Balance outstanding at end of period                             36,000         --     13,300

  Weighted average interest rate at end of period                    7.17%        --%      5.13%

  Weighted average interest rate during the period<F1>               5.47       6.60       4.60

Repurchase agreements:

  Average balance outstanding                                    $  3,563         --      8,861

  Maximum amount outstanding at any month-end during
  the period                                                        4,796         --     47,791

  Balance outstanding at end of period                              4,796         --         --

  Weighted average interest rate at end of period                    4.00%        --%        --%

  Weighted average interest rate during the period<F1>               4.16         --       5.29

Other short-term borrowings:

  Average balance outstanding                                    $    936         14         --

  Maximum amount outstanding at any month-end during
    the period                                                      1,550      1,290         --

  Balance outstanding at end of period                              1,550      1,290         --

  Weighted average interest rate at end of period                    6.00%      4.75%        --%

  Weighted average interest rate during the period<F1>               5.30       5.48         --

Total short-term borrowings and repurchase agreements:

  Average balance outstanding                                    $ 25,337      1,898     21,225

  Maximum amount outstanding at any month-end during
    the period                                                     77,971     18,000     62,500

  Balance outstanding at end of period                             42,346      1,290     13,300

  Weighted average interest rate at end of period                    6.77%      4.75%      5.13%

  Weighted average interest rate during the period<F1>               5.28       6.59       4.89

<F1>Computed on the basis of average daily balances.






Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company, all of whom held substantially identical positions with the Bank, as of December 31, 1996.





Name                               Age         Position Held with the Company


Herbert G. Chorbajian              58          Chairman of the Board,
                                               President and Chief
                                               Executive Officer

Richard J. Heller                  50          Executive Vice President and
                                               Chief Financial Officer

Barry G. Blenis                    53          Executive Vice President,
                                               Operations and Strategic Planning

Freling H. Smith                   55          Senior Vice President,
                                               Secretary and General Counsel





None of the individuals named in the above table was selected to his position as an officer of the Registrant pursuant to any arrangement or understanding with any other person nor are there any family relationships between them. Each of the above officer has held the same or another executive position with the Registrant for the past five years.

None of the individuals named above holds a directorship with a company (except for the Registrant) registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15
(d) of that Act, or with a company which is registered as an investment company under the Investment Company Act of 1940.

Herbert G. Chorbajian has served as Chairman, President and Chief Executive Officer since 1990.

Richard J. Heller joined the Bank in 1991 and since that time has served as Executive Vice President and Chief Financial Officer.

Barry G. Blenis assumed his current position of Executive Vice President, Operations and Strategic Planning in 1990.

Freling H. Smith became Senior Vice President, Secretary and General Counsel to the Bank in 1991.

ITEM 2  Properties

The Bank conducts business through its home office in Albany, New York, 69 other full service branches and a merchant banking branch at an Albany area shopping mall; 33 of the Bank's branch offices are owned and 38 are leased. Reference is made to the inside front cover of the Annual Report for a description and location of the Bank's branch offices. Three other office locations (all of which are owned by the Bank) are also used to conduct business; two are located in Albany, New York (a data processing center and an operations center), and one is located in Plattsburgh, New York (a family financial center).

ITEM 3  Legal Proceedings

The Bank is involved in a number of pending legal proceedings, most of which represent routine matters occurring in the ordinary course of business. In the aggregate, all of the Bank's pending legal proceedings involve amounts which are believed by management not to be material to the financial condition of the Bank.

ITEM 4  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5  Market for Registrant's Common Equity and Related Stockholder
        Matters

The information set forth inside the back cover under the captions "Stock Listing" and "Stock Price" of the Annual Report is incorporated herein by reference.

As of March 21, 1997, the Company had approximately 5,096 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or other financial institutions.

On February 27, 1996, the Board of Directors of the Company declared a 6-for-5 stock split effected as a 20% stock dividend. This stock dividend was paid April 1, 1996, to shareholders of record on March 15, 1996. By maintaining the quarterly per share cash dividend at $0.12 following the stock dividend, the Board effectively increased the dividend by 20%, the second such increase in as many years. On November 25, 1996, the Company announced that its Board would increase the Company's quarterly cash dividend an additional 25% by initiating payment a quarterly rate of $0.15 per share commencing with the dividend to be paid on January 2, 1997. Declarations of subsequent dividends by the Board will depend upon a number of factors, including, among other things, investment opportunities available to the Company or the Bank, capital requirements, regulatory limitations, the Bank's and the Company's financial condition and results of operations, tax considerations and general economic conditions.

Reference is also made to the "Liquidity and Capital Resources" section set forth on page 14 of the Annual Report, which is incorporated herein by reference. Additional reference is made to Part 1, Item 1. "Description of Business--Regulation and Supervision--Capital Requirements" and "-- Restrictions on Dividends and Other Capital Distributions" in this Form 10-K for a description of regulatory restrictions with regard to the future payment of dividends by the Company.

ITEM 6  Selected Financial Data

The information set forth on page 13 under the caption "Five Year Selected Financial Data" of the Annual Report is incorporated herein by reference.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets increased $536.0 million (18%) to $3.5 billion at December 31, 1996. The increase in total assets was primarily attributable to the Marble and Green Mountain acquisitions, (the "Vermont acquisitions") which added $531.0 million in assets and $462.0 in liabilities to the Company's balance sheet. The increase in total liabilities was augmented by increases in short-term borrowings and repurchase agreements of $41.1 million and advances of long-term debt totaling $30.1 million.

As a result of funding the Vermont acquisitions as well as loan growth, the Company's total cash and cash equivalents decreased $36.1 million (34%). An increase in cash and due from banks of $14.9 million (28%) which was primarily attributable to the Vermont acquisitions was more than offset by decreases in federal funds sold of $1.0 million and securities purchased under agreement to resell of $50.0 million.

Redirection of funds from maturing securities to loan products was the primary reason for the overall net decrease of $38.8 million (6%) in securities available for sale and $44.1 million (29%) in investment securities. These reductions occurred in spite of the acquisition of securities available for sale from the Marble acquisition totaling $97.8 million.

Loans receivable grew $619.8 million (32%) to $2.566 billion at December 31, 1996. Mortgage loans accounted for approximately three quarters of the increase as the mortgage portfolio increased $448.9 million (28%) over 1995. Mortgage loan balances added as a result of the Vermont acquisitions totaled $243.3 million. The remaining increase is attributable to loans originated and the purchase of individual mortgage loans for portfolio retention. Although all categories of mortgage loans increased over 1995, over 80% of the increase was in the one- to four- family category. Other loans increased $166.9 million (53%) over 1995 as commercial loans of $108.5 million and consumer loans of $34.9 million added as a result of the Vermont acquisitions combined with additional net commercial loan advances of $24.1 million.

The allowance for loan losses increased $8.2 million (51%) over the prior year. In addition to the provision for loan losses of $5.8 million, the allowance for loan losses increased due to $11.3 million in balances acquired as components of the Vermont acquisitions and recoveries of $0.7 million. Offsetting these additions were charge-offs of $9.6 million including $4.1 million that resulted from the sale of a group of one- to four-family nonperforming loans in December 1996 with a book value of $10.3 million.

Office premises and equipment increased $7.9 million (19%) over the previous year. The increase primarily reflects the effect of the Vermont acquisitions as well as upgrades in data processing equipment.

The net increase in other assets of $33.5 million (90%) was due primarily to the goodwill generated by the Vermont acquisitions and the Company's investment in real estate projects which generate low income housing and historic preservation income tax credits. At December 31, 1996, the balance of goodwill related to the Vermont acquisitions was $26.8 million; the balance of the Company's investment in the real estate projects was $6.2 million.

Total deposits increased $454.8 million (18%) to $3.013 billion at December 31, 1996. The primary reason for the net increase was deposits acquired in the Vermont acquisitions of $434.3 million combined with net deposit inflows. Included in the net increase were certificate accounts which rose $275.1 million (21%), money market accounts which were up $103.5 million (66%), along with commercial and retail demand deposits which increased $46.8 million (63%).

Despite increased loan balances, escrow accounts declined $8.3 million (24%) below year-end 1995. The relative decrease was caused mainly by regulations which required the Bank to reduce escrow balances with depositors during 1996.

Short-term borrowed funds and repurchase agreements increased $41.1 million to $42.3 million at December 31, 1996. The increase reflects the Bank's funding of loan growth in excess of funds provided by other operating and financing sources. Long-term debt rose $30.1 million during 1996. Substantially all of this increase was used to finance the Marble acquisition in the first quarter of 1996.

Other liabilities increased $23.1 million (53%) over the balance outstanding at December 31, 1995. Approximately $10.4 million of the increase reflects the Bank's expanded franchise, including increases in outstanding checks, wire transfers in process, and accrued interest payable on deposits. The increased number of branches operating at year-end 1996 compared to 1995 resulted primarily from the Vermont acquisitions as well as two supermarket branch openings in December 1996. Also contributing to the increase in other liabilities were increases in accounts payable of $5.1 million related to the Company's investment in real estate projects which generate low income housing and historic preservation income tax credits, and $1.9 million related to the Company's stock repurchase program.

Stockholders' equity decreased $4.1 million (1%) from the previous year-end. Increases in total stockholders' equity included net income for the year ended December 31, 1996, of $26.2 million, exercise of stock options of $1.0 million, tax benefits related to vested BRP stock and stock options of $0.9 million, and amortization of awards of ESOP and BRP stock of $1.3 million and $0.9 million, respectively. Offsetting these increases were the cost of treasury stock acquired for the year ended December 31, 1996, of $25.8 million, adjustment of securities available for sale to market value of $1.7 million, net of tax, and cash dividends declared of $6.8 million. The stock dividend paid on April 1, 1996, resulted in shifts between treasury stock, additional paid-in capital, and retained earnings. The reduction of retained earnings of $64.0 million was offset by an increase in additional paid in capital of $27.8 million, and a reduction in the contra-equity account for treasury stock of $36.2 million. At December 31, 1996, the ratio of stockholders' equity to total assets was 9.10%, down from 10.88% a year earlier.

Book value per common share increased to $24.72 at December 31, 1996, from $23.37 for the previous year. The increase is the net result of a $4.1 million (1%) decrease in total stockholders' equity which was more than offset by the reduced number of shares outstanding resulting from the Company's stock repurchase program. During 1996, the Company repurchased a total of 926,517 shares of its common stock at a total cost of $25.8 million. At December 31, 1996, the Company held 2,786,737 shares of its common stock as treasury stock. The additional goodwill generated by the Vermont acquisitions resulted in a decrease in tangible book value per share to $21.35 per common share from $22.05 per common share at December 31, 1995.

Nonperforming assets increased $6.8 million (25%) to $33.8 million at December 31, 1996, compared with $27.1 million at December 31, 1995. Of the increase, $6.7 million was attributable to the increase in nonperforming loans. Nonperforming mortgage loans increased $4.5 million (25%) while nonperforming other loans increased $2.1 million (43%). The increase in both categories reflects the addition of nonperforming loans acquired in the Vermont acquisitions as well as a measure of economic softening in the Bank's market area.

Results of Operations

The information set forth on pages 14 through 24 of the Annual Report is incorporated herein by reference.

ITEM 8  Financial Statements and Supplementary Data

The information set forth on pages 25 through 49 of the Annual Report is incorporated herein by reference.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The information required by the items in this part has been omitted since it will be contained in the definitive proxy statement to be filed pursuant to Regulation 14-A.



PART IV

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1).  Financial Statements

The following consolidated financial statements of the Company and its subsidiary, together with the report thereon of KPMG Peat Marwick LLP, dated January 31, 1997, set out at pages 26 through 49 of the Annual Report, are incorporated herein by reference.

Independent Auditors' Report.

Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1996.

Consolidated Statements of Financial Condition as of December 31, 1996 and
1995.

Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1996.

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.

Notes to Consolidated Financial Statements.

The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.

(a)(2).  Financial Statement Schedules

All schedules for the Registrant and its subsidiary are omitted because they are not required or are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(a)(3).  Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:






Regulation S-K Exhibit
Reference Number           Description


3      3.01                Certificate of Incorporation of ALBANK (incorporated herein by reference to Exhibit 3.1 to ALBANK's
                           Registration Statement on  Form S-1, as amended, filed on December 23, 1991, Registration
                           No. 33-44721).

       3.02                Bylaws of ALBANK, as amended (incorporated herein by  reference to Exhibit 3.02 to ALBANK's Annual
                           Report on Form 10-K for the year ended December 31, 1993, filed on March 31,  1994).

10     10.01               Employment Agreement dated April 1, 1992, between ALBANK  and Herbert G. Chorbajian (incorporated herein by reference to Exhibit 10.1 to ALBANK's Annual Report on Form 10-K for the  year ended June
                           30, 1992, filed on September 28, 1992).

       10.02               Employment Agreement dated April 1, 1992, between ALBANK and Richard J. Heller (incorporated herein by reference to Exhibit 10.2 to ALBANK's Annual Report on Form 10-K for the  year ended June 30,
                           1992, filed on September 28, 1992).

       10.03               Employment Agreement dated April 1, 1992, between ALBANK  and Freling H. Smith (incorporated herein by reference to Exhibit 10.3 to ALBANK's Annual Report on Form 10-K for the  year ended June 30,
                           1992, filed on September 28, 1992).

       10.04               Employment Agreement dated April 1, 1992, between ALBANK  and Barry G. Blenis (incorporated herein by reference to Exhibit 10.4 to ALBANK's Annual Report on Form 10-K for the  year ended June 30, 1992, filed on September 28, 1992).

       10.05               Employment Agreement dated April 1, 1992, between the Bank  and Herbert G. Chorbajian (incorporated herein by reference to  Exhibit 10.5 to ALBANK's Annual Report on Form 10-K for the  year ended June
                           30, 1992, filed on September 28, 1992).

       10.06               Employment Agreement dated April 1, 1992, between the Bank  and Richard J. Heller (incorporated herein by reference to  Exhibit 10.6 to ALBANK's Annual Report on Form 10-K for the  year ended
                           June 30, 1992, filed on September 28, 1992).

       10.07               Employment Agreement dated April 1, 1992, between the Bank  and Freling H. Smith (incorporated herein by reference to  Exhibit 10.7 to ALBANK's Annual Report on Form 10-K for the  year ended June 30,
                           1992, filed on September 28, 1992).

       10.08               Employment Agreement dated April 1, 1992, between the Bank  and Barry G. Blenis (incorporated herein by reference to  Exhibit 10.8 to ALBANK's Annual Report on Form 10-K for the  year ended June 30,
                           1992, filed on September 28, 1992).

       10.09               Employment Agreement dated April 1, 1992, between the Bank and Clifford M. Apgar (incorporated herein by reference to Exhibit 10.9 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992).

       10.10               Employment Agreement dated April 1, 1992, between the Bank  and Frank J. Vaselewski (incorporated herein by reference to  Exhibit 10.10 to ALBANK's Annual Report on Form 10-K for the  year ended June
                           30, 1992, filed on September 28, 1992).

       10.11               ALBANK Financial Corporation 1992 Stock Incentive Plan for  Key Employees, as Amended and Restated as
                           of December 18,  1995 (incorporated herein by reference to Exhibit 10.11 to ALBANK's  Annual Report on Form 10-K for the year ended December 31, 1995  filed on March 29, 1996).

       10.12               ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors (incorporated herein by reference to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on
                           October 26, 1992).

       10.12.1             ALBANK Financial Corporation 1995 Stock Incentive Plan for  Outside Directors (incorporated herein by reference to Exhibit  10.12.1 to ALBANK's Annual Report on Form 10-K for the year  ended December 31,
                           1995 filed on March 29, 1996).

       10.13               Albany Savings Bank, FSB Recognition and Retention Plan and Trust Agreement for Senior Executive
                           Officers (incorporated  herein by reference to Exhibit 10.13 to ALBANK's Annual Report  on Form 10-K
                           for the year ended June 30, 1992, filed on  September 28, 1992).

       10.14               Albany Savings Bank, FSB Recognition and Retention Plan and Trust Agreement for Officers (incorporated herein by reference to  Exhibit 10.14 to ALBANK's Annual Report on Form 10-K for the  year ended June
                           30, 1992, filed on September 28, 1992).

       10.15               Albany Savings Bank, FSB Recognition and Retention Plan and  Trust Agreement for Outside Directors
                           (incorporated herein by reference to the Proxy Statement for the 1992 Annual Meeting of the
                           Stockholders of ALBANK held on October 26, 1992).

       10.16               Albany Savings Bank, FSB Incentive Savings and Employee Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.16 to ALBANK's Annual Report on Form 10-K for the year ended
                           December 31, 1994, filed on March 31, 1995).

       10.17               Agreement dated June 17, 1985, between the Bank and Herbert G. Chorbajian (Life Insurance Contract)
                           (incorporated herein by reference to Exhibit 10.10 to ALBANK's Registration Statement on Form S-1, as
                           amended, filed on December 23, 1991, Registration No. 33-44721).

       10.18               Agreement dated June 17, 1985, between the Bank and Herbert G. Chorbajian (Pension and Benefit
                           Restoration Contract) (incorporated herein by reference to Exhibit 10.11 to ALBANK's Registration
                           Statement on Form S-1, as amended, filed on December 23, 1991, Registration No. 33-44721) as amended by the agreement dated May 8, 1996.

       10.19               Agreement dated June 17, 1985, between the Bank and Herbert G. Chorbajian (Incentive Savings Contract)
                           (incorporated herein  by reference to Exhibit 10.12 to ALBANK's Registration Statement on Form S-1,
                           as amended, filed on December 23, 1991, Registration No. 33-44721).

       10.20               ALBANK, FSB Management Incentive Plan for 1996.

       10.21               Retirement Restoration Plan of Albany Savings Bank, FSB (incorporated herein by reference to Exhibit
                           10.21 to ALBANK's Registration Statement on Form S-1, as amended, filed on December 23, 1991,
                           Registration No. 33-44721).

       10.22               Albany Savings Bank, FSB Supplemental Deferred Compensation  Plan, as amended (incorporated herein by reference to  Exhibit 10.22 to ALBANK's Annual Report on Form 10-K for the year ended December 31,
                           1993, filed on March 31, 1994).

       10.23               Albany Savings Bank, FSB Deferred Compensation Plan for  Directors, as amended (incorporated herein by reference to  Exhibit 10.23 to ALBANK's Annual Report on Form 10-K for the year ended December 31,
                           1993, filed on March 31, 1994).

       10.24               Directors Retirement Plan of Albany Savings Bank, FSB, as  amended (incorporated herein by reference to Exhibit 10.25 to  Amendment No. 1 to ALBANK's Registration Statement on  Form S-1, as amended, filed on February 5, 1992, Registration  No. 33-44721).

       10.24.1             Amendment to Directors Retirement Plan of Albany Savings  Bank, FSB, as amended (incorporated herein by reference to Exhibit 10.24.1 to ALBANK's Annual Report on Form 10-K for the year ended December 31,
                           1994, filed on March 31, 1995).

       10.25               Loan Agreement between ALBANK and The First National Bank  of Boston, successor trustee to Nationar, as Trustee of Albany Savings Bank, FSB Employee Stock Ownership Plan  (incorporated herein by reference to Exhibit 10.25 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992).

       10.26               Pledge Agreement between ALBANK and The First National  Bank of Boston, successor trustee to Nationar, as Trustee of the  Albany Savings Bank, FSB Employee Stock Ownership  Plan (incorporated herein by reference to Exhibit 10.26 to ALBANK's Annual Report on Form 10-K for the year ended  June 30, 1992, filed on September 28, 1992).

       10.27               Trust Agreement "A" between the Bank and The First National  Bank of Boston, successor trustee to
                           Nationar, for the  Albany Savings Bank, FSB, Incentive Savings and Employee Stock Ownership Plan
                           (incorporated herein by reference to Exhibit 10.27 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992).

       10.27.1             First Instrument of Amendment to Trust Agreement "A" between  the Bank and The First National Bank of
                           Boston, successor trustee  to Nationar, for the Albany Savings Bank, FSB Incentive Savings and
                           Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.27.1 to ALBANK's Annual
                           Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995).

       10.28               Trust Agreement "B" between the Bank and The First National Bank of Boston, successor trustee to
                           Nationar, for the Albany Savings Bank, FSB Incentive Savings and Employee Stock Ownership Plan
                           (incorporated herein by reference to Exhibit 10.28 to ALBANK's Annual Report on Form 10-K for the
                           year ended  June 30, 1992, filed on September 28, 1992).

       10.28.1             First Instrument of Amendment to Trust Agreement "B" between  the Bank and The First National Bank of
                           Boston, successor trustee to Nationar, for the Albany Savings Bank, FSB Incentive Savings and Employee
                           Stock Ownership Plan (incorporated herein by reference to Exhibit 10.28.1 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995).

11     11.01               Statement regarding Computation of Per Share Earnings.

13     13.01               Annual Report to Security Holders. Portions of ALBANK's December 31, 1996 Annual Report to
                           Stockholders have been incorporated by reference into this Form 10-K. The accountant's certificate in such Annual Report attached as Exhibit 13.01 has been manually signed.

21     21.01               Subsidiary of the Registrant and Related Subsidiaries.

23     23.01               Consent of KPMG Peat Marwick LLP.

27     27.01               Financial Data Schedule.

99     99.01               Albany Savings Bank, FSB Recognition and Retention Plan and Trust Agreement for Other Employees
                           (incorporated herein by  reference to Exhibit 28.1 to ALBANK's Annual Report on Form 10-K for the
                           year ended June 30, 1992, filed on September  28, 1992).

       99.02               Albany Savings Bank, FSB Branch Management Incentive Plan (incorporated herein by reference to Exhibit
                           28.7 of ALBANK's Registration Statement on Form S-1, as amended, filed on December 23, 1991,
                           Registration No. 33-44721).





ALBANK agrees to file with the Securities and Exchange Commission a copy of every instrument with respect to long-term debt of ALBANK and its subsidiary when the total amount of securities authorized does not exceed 10% of the total assets of ALBANK and its subsidiary on a consolidated basis, upon the request of the Securities and Exchange Commission.




(b).  Reports on Form 8-K

The Company did not file any Report on Form 8-K during the fourth quarter of 1996.







Signatures




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ALBANK Financial Corporation
(Registrant)

/s/ Herbert G. Chorbajian

By: Herbert G. Chorbajian
    Chairman of the Board,
    President and Chief
    Executive Officer

Dated: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





Signature                        Title                          Date


/s/ Herbert G. Chorbajian        Chairman of the Board,          March 27, 1997
Herbert G. Chorbajian            President and Chief
(principal executive officer)    Executive Officer

/s/ Richard J. Heller            Executive Vice President        March 27, 1997
Richard J. Heller                and Chief Financial Officer
(principal accounting officer)
(principal financial officer)

/s/ William J. Barr              Director                        March 27, 1997
William J. Barr

/s/                              Director                        March 27, 1997
Henry M. Elliot, Jr.

/s/ John E. Maloy, Sr.           Director                        March 27, 1997
John E. Maloy, Sr.

/s/ Susan J. Stabile             Director                        March 27, 1997
Susan J. Stabile, Esq.

/s/ Anthony P. Tartaglia, M.D.   Director                        March 27, 1997
Anthony P. Tartaglia, M.D.

/s/ Karen R. Hitchcock, Ph.D.    Director                        March 27, 1997
Karen R. Hitchcock, Ph.D.

/s/ Francis L. McKone            Director                        March 27, 1997
Francis L. McKone
