Form 10-Q
period 1997-03-31
ALBANK FINANCIAL CORP
filed 1997-05-15
CIK 882293

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



 For the Quarter ended March 31, 1997      Commission File No. 0-19843

                        ALBANK Financial Corporation
            (Exact name of registrant as specified in its charter)


            DELAWARE	                   				   14-1746910
	(State or other jurisdiction of 		(I.R.S. Employer Identification No.)
	incorporation or organization)

              10 NORTH PEARL STREET, ALBANY, NY  12207-2774
               (Address of principal executive offices)

       Registrant's telephone number, including area code: (518)445-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __x___   No  ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 						     	Number of shares outstanding
Class of Common Stock		              as of April 30, 1997

Common Stock, Par $.01	                  					 12,785,491

ALBANK FINANCIAL CORPORATION AND SUBSIDIARY

FORM 10-Q

INDEX

Part I		FINANCIAL INFORMATION

Item 1.		Financial Statements

		Consolidated Statements of Earnings for the Three
		Months Ended March 31, 1997 and 1996 (unaudited)

		Consolidated Statements of Financial Condition as of March 31, 1997 (unaudited) and December 31, 1996

		Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 1997 and 1996 (unaudited)

		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 (unaudited)

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

Signatures

Exhibit Index

ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Earnings
(In thousands, except per share data)
                                          Three Months Ended
                                               March 31,
                                            1997         1996
                                             (Unaudited)
Interest income:
    Mortgage loans                      $ 42,041       37,706
    Other loans                           10,856        9,132
    Securities available for sale          9,468       11,354
    Investment securities                  1,762        2,260
    Federal funds sold                         1          159
    Securities purchased under
      agreement to resell                     -           738
    Stock in Federal Home Loan Bank          302          239
Total interest income                     64,430       61,588

Interest expense:
    Deposits and escrow accounts          30,228       30,092
    Short-term borrowed funds
      and repurchase agreements              864          296
    Long-term debt                           302          308
Total interest expense                    31,394       30,696

Net interest income                       33,036       30,892
Provision for loan losses                  1,800        1,425
Net interest income after
  provision for loan losses               31,236       29,467

Noninterest income:
    Service charges on deposit accounts    1,538        1,356
    Net security transactions                 -             2
    Brokerage and insurance commissions      555          398
    Other                                  1,164        1,254
Total noninterest income                   3,257        3,010

Noninterest expense:
    Compensation and employee benefits     9,967        9,460
    Occupancy, net                         2,552        2,409
    Furniture, fixtures and equipment      1,526        1,247
    Federal deposit insurance premiums       353        1,149
    Professional, legal and other fees       857          654
    Telephone, postage and printing        1,193        1,229
    Goodwill amortization                    874          736
    Other                                  2,484        2,764
Total noninterest expense                 19,806       19,648

Income before income taxes                14,687       12,829
Income tax expense                         5,370        5,118
Net income                              $  9,317        7,711

Earnings per share:
    Primary                             $   0.67         0.53
    Fully diluted                           0.67         0.53

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)
                                                        March 31,  December 31,
                                                            1997          1996
                                                      (Unaudited)
Assets
Cash and due from banks                              $    54,651        68,883
Securities available for sale,
 at approximate market value                             619,330       617,943
Investment securities (approximate market
 value of $109,705 at March 31, 1997 and
 $111,091 at December 31, 1996)                          109,072       109,607

Loans receivable                                       2,565,113     2,566,364
Less: allowance for loan losses                           25,210        24,114
Loans receivable, net                                  2,539,903     2,542,250

Accrued interest receivable                               26,920        27,092
Office premises and equipment, net                        49,159        48,554
Stock in Federal Home Loan Bank, at cost                  21,408        16,913
Real estate owned                                          3,976         4,012
Other assets                                              71,912        70,882
                                                     $ 3,496,331     3,506,136
Liabilities
Deposits                                             $ 2,988,050     3,013,129
Escrow accounts                                           13,357        26,603
Accrued income taxes payable                              11,077         3,938
Short-term borrowed funds
 and repurchase agreements                                80,706        42,346
Long-term debt                                            20,061        30,061
Obligation under capital lease                             4,621         4,646
Other liabilities                                         56,758        66,288
Total liabilities                                      3,174,630     3,187,011

Stockholders' Equity
Preferred stock, $.01 par value.
 Authorized 25,000,000 shares;
 none outstanding                                             --            --
Common stock, $.01 par value.
 Authorized 50,000,000 shares;
 15,697,500 shares issued; 12,818,539
 shares outstanding at March 31, 1997
 and 12,910,763 shares outstanding at
 December 31, 1996                                           157           157
Additional paid-in capital                               180,957       180,670
Retained earnings, substantially restricted              221,488       214,283
Treasury stock, at cost (2,878,961 shares
 at March 31, 1997 and 2,786,737 shares
 at December 31, 1996)                                   (74,375)      (71,235)
Unrealized gain (loss) on securities
 available for sale, net of tax                             (358)        1,781
Common stock acquired by:
    Employee stock ownership plan ("ESOP")                (6,150)       (6,279)
    Bank recognition plan ("BRP")                            (18)         (252)
Total stockholders' equity                               321,701       319,125
                                                     $ 3,496,331     3,506,136

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(In thousands) (Unaudited)
                                                                                Net Unrealized
                                                               Undis-           Gain (Loss) on    Common    Common
                                     Additional              tributed               Securities     Stock     Stock
                              Common    Paid-in  Retained       Stock    Treasury    Available  Acquired  Acquired
                               Stock    Capital  Earnings    Dividend       Stock     for Sale   by ESOP    by BRP     Total
Three Months Ended
  March 31, 1996

Balance at December 31, 1995   $ 157    151,969   258,631          --     (82,381)       3,528    (7,535)   (1,187)  323,182

Net income                        --         --     7,711          --          --           --        --        --     7,711

Purchase of treasury stock
  (210,900 shares)                --         --        --          --      (6,077)          --        --        --    (6,077)

Exercise of stock options         --         --       481          --         313           --        --        --       794

Tax benefits related to
  vested BRP stock and
  stock options exercised         --        200        --          --          --           --        --        --       200

Adjustment of securities
  available for sale
  to market, net of tax           --         --        --          --          --       (3,686)       --        --    (3,686)

Cash dividends declared           --         --    (1,639)         --          --           --        --        --    (1,639)

Stock dividends declared          --         --   (64,051)     64,051          --           --        --        --        --

Amortization of award
  of ESOP stock                   --         --        --          --          --           --       101        --       101

Amortization of award
  of BRP stock                    --         --        --          --          --           --        --       234       234

Balance at March 31, 1996      $ 157    152,169   201,133      64,051     (88,145)        (158)   (7,434)     (953)  320,820

Three Months Ended
  March 31, 1997

Balance at December 31, 1996   $ 157    180,670   214,283          --     (71,235)       1,781    (6,279)     (252)  319,125

Net income                        --         --     9,317          --          --           --        --        --     9,317

Purchase of treasury stock
  (113,000 shares)                --         --        --          --      (3,576)          --        --        --    (3,576)

Exercise of stock options         --         --      (185)         --         436           --        --        --       251

Tax benefits related to
  vested BRP stock and
  stock options exercised         --        287        --          --          --           --        --        --       287

Adjustment of securities
  available for sale
  to market, net of tax           --         --        --          --          --       (2,139)       --        --    (2,139)

Cash dividends declared           --         --    (1,927)         --          --           --        --        --    (1,927)

Amortization of award
  of ESOP stock                   --         --        --          --          --           --       129        --       129

Amortization of award
  of BRP stock                    --         --        --          --          --           --        --       234       234

Balance at March 31, 1997      $ 157    180,957   221,488          --     (74,375)        (358)   (6,150)      (18)  321,701

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1997            1996
                                                                                              (Unaudited)
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
Net income                                                                       $      9,317           7,711
Reconciliation of net income to net cash provided by operating activities:
    Depreciation and lease amortization                                                 1,566           1,247
    Goodwill amortization                                                                 874             736
    Net amortization of premiums and accretion of discounts on securities                 260             346
    Amortization of award of ESOP and BRP stock                                           363             335
    Net gain on security transactions                                                      --              (2)
    Net gain on sale of real estate owned                                                 (89)            (57)
    Origination of loans receivable for sale                                           (2,743)         (9,116)
    Proceeds from sale of loans receivable                                              7,483          11,946
    Provision for loan losses                                                           1,800           1,425
    Writedown of real estate owned                                                        126             112
    Net decrease in accrued interest receivable                                           172             794
    Net decrease (increase) in other assets                                              (574)          1,494
    Net increase in accrued income taxes payable                                        7,426           4,776
    Net decrease in other liabilities and obligation under capital lease               (9,527)           (689)
Net cash provided by operating activities                                              16,454          21,058

Cash flows from investing activities
Net cash used by acquisition activity                                                      --         (54,437)
Proceeds from the maturity or call of securities available for sale                    46,635          54,200
Proceeds from the maturity or call of investment securities                            15,668          22,354
Purchase of securities available for sale                                             (51,758)        (16,192)
Purchase of investment securities                                                     (15,126)        (10,179)
Purchase of loans receivable                                                          (28,730)        (11,089)
Net decrease in loans receivable                                                       22,617          11,198
Redemption (purchase) of Federal Home Loan Bank stock                                  (4,495)          2,912
Proceeds from the sale of real estate owned                                             1,919           1,203
Capital expenditures                                                                   (2,171)         (1,063)
Net cash used by investing activities                                                 (15,441)         (1,093)

Cash flows from financing activities
Net increase (decrease) in deposits                                                   (25,079)          6,124
Net decrease in escrow accounts                                                       (13,246)         (7,688)
Net increase (decrease) in short-term borrowed funds and repurchase agreements         38,360         (20,972)
Proceeds from long-term debt                                                               --          30,000
Repayment of long-term debt                                                           (10,000)             --
Purchase of treasury stock                                                             (3,576)         (6,077)
Dividends paid                                                                         (1,955)         (1,386)
Cash proceeds from the exercise of stock options                                          251             231
Net cash provided (used) by financing activities                                      (15,245)            232

Net increase (decrease) in cash and cash equivalents                                  (14,232)         20,197
Cash and cash equivalents at beginning of period                                       68,883         105,002
Cash and cash equivalents at end of period                                       $     54,651         125,199

Supplemental disclosures of cash flow information
Cash paid during the period:
    Interest on deposits, escrows, short-term borrowed funds,
        repurchase agreements and long-term debt                                 $     31,107          30,500
    Income taxes                                                                           --             718

Supplemental schedule of noncash investing and financing activities:
      Net reduction in loans resulting from transfers to real estate owned              1,920           1,486
      Net unrealized loss on securities available for sale                             (3,469)         (6,262)
      Tax benefits related to vested BRP stock and stock options                          287             200
      Acquisition activity:
         Fair value of noncash assets acquired                                             --         408,693
         Fair value of liabilities assumed                                                 --         354,256

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1996 Form 10-K of ALBANK Financial Corporation and subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

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

NOTE 2.  Earnings Per Share

Earnings per share are calculated by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the respective period, retroactively adjusted to give effect to the declaration of stock dividends.

Stock options are regarded as common stock equivalents and are therefore considered in earnings per share calculations, if dilutive. Common stock equivalents are computed using the treasury stock method.

NOTE 3.  Pending Acquisition

On January 24, 1997, the Bank entered into a purchase agreement with KeyBank National Association (New York) relating to deposit liabilities of approximately $530 million and 35 New York State banking offices currently operated by KeyBank (the "KeyBank Transaction"). The offices are located in northern New York, the greater Hudson Valley, and the Binghamton area. The Company intends to establish as a new subsidiary a New York chartered commercial bank, ALBANK Commercial, which will act under the agreement to pay a deposit premium of approximately 7% and will have the option to purchase approximately $53 million in small business, consumer and mortgage loans. The KeyBank Transaction, the establishment of ALBANK Commercial and the related registration of the Company as a bank holding company are subject to approval by bank regulatory authorities. Following receipt of those approvals, the two companies currently anticipate closing the transaction in mid-summer 1997.

NOTE 4. Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, and supersedes the accounting for financial assets under SFAS No. 122. The Company adopted SFAS No. 125 on January 1, 1997. Certain aspects of SFAS No. 125 were amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of SFAS No. 125 did not have a material impact on the Company's unaudited consolidated interim financial statements.


ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ALBANK Financial Corporation (the "Holding Company", "Company", "ALBANK") completed its initial public offering on April 1, 1992. To date, the principal operations of ALBANK Financial Corporation have been those of ALBANK, FSB and subsidiaries (the "Bank").

The Bank operates as a thrift institution with its principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. Approximately 66% of the Bank's deposit accounts as of March 31, 1997, were insured by the SAIF, as administered by the FDIC, and approximately 34% were treated as insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, in each case, up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a network of 71 branch offices in upstate New York, western Massachusetts and Vermont. The
Bank's principal operating subsidiary is Alvest Financial
Services, Inc. This wholly owned company, operating through the Bank's branch network, offers a full range of investment and insurance products and services.

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

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents at March 31, 1997 were $54.7 million, a decline of $14.2 million (21%) from $68.9 million at December 31, 1996.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at March 31, 1997, was 21.96%.

At the time of its conversion to stock form, the Bank was required to establish a liquidation account in an amount equal to its regulatory net worth as of December 31, 1991. The amount of this liquidation account reduces to the extent that eligible depositors' accounts are reduced. In the unlikely event of a complete liquidation (and only in such event), each eligible depositor would be entitled to receive a distribution from the liquidation account before any liquidation distribution could be made to the common stockholders of the Company.

At March 31, 1997, the Bank's capital exceeded each of the capital requirements of the OTS. At March 31, 1997, the Bank's tangible and core capital levels were both $248.7 million (7.23% of total adjusted assets) and its risk-based capital level was $273.8 million (12.47% of total risk-weighted assets). The minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-based capital.

Financial Condition

As of March 31, 1997, total assets were $3.496 billion, a decrease of $9.8 million from the $3.506 billion outstanding at year-end 1996. The decrease in total assets is primarily the result of a slight deposit outflow which was only partially offset by additional short-term borrowed funds. Loans receivable of $2.565 billion at March 31, 1997, declined $1.3 million from year-end 1996 as principal repayments slightly outpaced originations. Stock in the Federal Home Loan Bank of $21.4 million increased $4.5 million (27%) due to a purchase of stock during the first quarter of 1997 in order to maintain required regulatory levels. Total liabilities declined $12.4 million and totaled $3.175 billion at March 31, 1997. Total deposits of $2.988 billion declined $25.1 million (1%) as a $10.2 million (4%) increase in money market accounts was more than offset by declines of $8.1 million (1%), $13.5 million (1%), $3.1 million (1%), and $10.6 million (10%) in savings, certificate, NOW, and noninterest checking accounts, respectively. Borrowings increased $28.4 million (39%) to total $100.8 million at March
31. 1997. Escrow balances were $13.4 million at March 31, 1997, a decline of $13.2 million (50%) from December 31, 1996, due primarily to seasonal tax payments during the first quarter of 1997. Accrued income taxes payable increased $7.1 million (181%) to total $11.1 million at March 31, 1997, due mainly to the excess of accrued income tax liability over the required first quarter federal and state estimated income tax payments. Other liabilities declined $9.5 million (14%) and totaled $56.8 million primarily as a result of declines in outstanding checks of $4.9 million (19%) and accounts payable of $1.9 million (26%).

Stockholders' equity of $321.7 million increased $2.6 million (1%) from $319.1 million at year-end 1996. Increases included net income of $9.3 million and stock option exercises of $0.3 million. Other increases were the result of amortization and tax benefits related to ESOP and BRP stock. Offsetting these increases were purchases of treasury stock amounting to $3.6 million, net unrealized depreciation in the securities available for sale portfolio of $2.1 million since December 31, 1996 (primarily the result of a generally increasing interest rate environment), and cash dividends declared during the first three months of 1997 of $1.9 million.

Book value per common share increased to $25.10 per share at March 31, 1997, from $24.72 per share at December 31, 1996. The increase is a combined result of an increase in stockholders' equity of $2.6 million (1%) to $321.7 million at March 31, 1997, and a reduction in shares outstanding as additional stock was purchased under the Company's ongoing repurchase program. At March 31, 1997, the Holding Company held 2,878,961 shares of its common stock as treasury stock. As of March 31, 1997, the Holding Company had cumulatively acquired 5,257,247 shares pursuant to its repurchase program at a cost of $112.3 million. On April 1, 1996, the Holding Company distributed 2,267,307 shares of stock from treasury stock with a fair market value of $64.1 million to shareholders of record on March 15, 1996, to effect a 20% stock dividend. Additional cumulative distributions of 110,979 shares have been made to fulfill stock option exercises. At March 31, 1997, the ratio of equity to assets was 9.20%, which compared with 9.10% at December 31, 1996.

Nonperforming assets decreased $1.5 million (4%) to total $32.3 million at March 31, 1997, compared with $33.8 million as of December 31, 1996. Nonperforming loans declined $1.5 million (5%) and totaled $28.3 million at March 31, 1997, compared with $29.8 million as of December 31, 1996. The reduction in nonperforming loans reflects mainly a decline of $4.1 million (39%) in accruing loans 90 days or more delinquent, offset by an increase of $2.6 million (13%) in nonaccrual loans. The ratio of nonperforming assets to total assets at March 31, 1997, was 0.92% compared with 0.96% at December 31, 1996. The ratio of nonperforming loans to loans receivable was 1.10% at March 31, 1997, compared with 1.16% at December 31, 1996.

Comparisons of Operating Results for the Three Months Ended
March 31, 1997 and 1996

The analyses of net interest income that are shown in the following two tables are an integral part of the discussion of the results of operations for three months ended March 31, 1997, compared with the corresponding period of the prior year.

Analysis of Changes in Net Interest Income

The table below presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                       Three Months Ended March 31, 1997
                                                           compared with
                                       Three Months Ended March 31, 1996
                                                      Increase (Decrease)
                                                       Due to
                                             Volume      Rate        Net
Interest Income                              (In thousands) (Unaudited)
Mortgage loans, net (1)                     $ 5,198      (863)     4,335
Other loans, net (1)                          2,046      (322)     1,724
Securities available for sale                (1,765)     (121)    (1,886)
Investment securities                          (605)      107       (498)
Federal funds sold                             (119)      (39)      (158)
Securities purchased
  under agreement to resell                    (738)       --       (738)
Stock in Federal Home Loan Bank                  36        27         63
Total                                         4,053    (1,211)     2,842

Interest Expense
Deposits:
  Savings accounts (2)                         (259)     (116)      (375)
  Transaction accounts (3)                      308       258        566
  Certificate accounts                        1,008    (1,063)       (55)
Short term borrowed funds
  and repurchase agreements                     568        --        568
Long-term debt                                   (9)        3         (6)
Total                                         1,616      (918)       698
Change in net interest income               $ 2,437      (293)     2,144

(1) Net of unearned discounts, premiums and related deferred loan fees/costs, where applicable.
(2) Includes passbook, statement and interest-bearing escrow accounts.
(3) Includes NOW, Super NOW, money market and interest-bearing deposit accounts.

Average Balance Sheets, Interest Rates and Interest Differential

The average balance sheets that follow reflect the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.


Three Months Ended March 31,                                1997                          1996
                                                         Average                       Average
                                         Average          Yield/       Average          Yield/
                                         Balance Interest   Cost       Balance Interest   Cost
                                                  (Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1)          $ 2,089,077   42,041   8.06 % $ 1,831,568   37,706   8.24 %
    Other loans, net (1)                 480,392   10,856   9.13       390,272    9,132   9.38
    Securities available for sale        615,130    9,468   6.16       729,707   11,354   6.22
    Investment securities                107,479    1,762   6.56       144,695    2,260   6.25
    Federal funds sold                       111        1   5.64        12,005      159   5.34
    Securities purchased under
      agreement to resell                     --       --     --        50,000      738   5.93
    Stock in Federal Home Loan Bank       18,611      302   6.48        16,274      239   5.91
Total interest-earning assets          3,310,800   64,430   7.80     3,174,521   61,588   7.77

Noninterest-earning assets               182,050                       168,127
Total assets                         $ 3,492,850                   $ 3,342,648

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
        Savings accounts (2)         $   832,205    5,962   2.90 % $   868,080    6,337   2.94 %
        Transaction accounts (3)         499,416    3,380   2.75       452,246    2,814   2.50
        Certificate accounts           1,572,701   20,886   5.39     1,498,774   20,941   5.62
    Short-term borrowed funds
      and repurchase agreements           64,731      864   5.39        22,184      296   5.37
    Long-term debt                        22,394      302   5.47        23,077      308   5.36
Total interest-bearing liabilities     2,991,447   31,394   4.26     2,864,361   30,696   4.31
Demand deposits                           99,243                        73,999
Noninterest-bearing liabilities           80,012                        81,729
Total liabilities                      3,170,702                     3,020,089

Stockholders' equity                     322,148                       322,559
Total liabilities and
  stockholders' equity               $ 3,492,850                   $ 3,342,648

Net interest income and
  net interest spread                            $ 33,036   3.54 %             $ 30,892   3.46 %

Net interest-earning assets and
  net interest margin                $   319,353            3.96 % $   310,160            3.88 %

Interest-earning assets to
  interest-bearing liabilities              1.11x                         1.11x


Average balances are derived principally from average daily balances and include nonaccruing loans. Tax-exempt securities income has not been calculated on a tax equivalent basis. Interest on securities available for sale includes dividends received on equity securities.
(1) Net of unearned discounts, premiums and related deferred loan fees/costs, where applicable.
(2) Includes passbook, statement and interest-bearing escrow accounts.
(3) Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.

Net Income and Interest Analysis

Three Months Ended March 31, 1997 compared with 1996

Net income for the quarter ended March 31, 1997, was $9.3 million, an increase of $1.6 million (21%) from the comparable quarter last year. Primary and fully diluted earnings per share were $0.67 for the first quarter of 1997, up from $0.53 per share a year ago, representing a 26% increase. The 1997 results of operations include the impact of the September 1996 acquisition of approximately $108 million in loans and deposits from the Green Mountain Bank of Rutland, Vermont ("Green Mountain"), a wholly owned subsidiary of Arrow Financial Corporation. Net interest income increased $2.1 million (7%) and totaled $33.0 million for the first quarter of 1997. Noninterest income and noninterest expense each increased $0.2 million (8% and 1%, respectively). Noninterest income totaled $3.3 million while noninterest expense totaled $19.8 million for the first quarter of 1997 compared with $3.0 million and $19.6 million, respectively, for the comparable 1996 period. Return on average equity and return on average assets for the first quarter of 1997 were 11.73% and 1.08%, respectively. For the comparable 1996 period, return on average equity was 9.62%, while return on average assets was 0.93%.

Core net income excludes income or expense amounts (net of income taxes) included in net income of a nonrecurring nature which detract from comparative analysis. No such amounts were recorded for the quarters ended March 31, 1997, or 1996. Cash net income is defined as core net income plus amortization of goodwill and costs associated with certain stock-related employee benefit plans, net of any income tax benefits. Cash net income for the quarter ended March 31, 1997, was $10.3 million or $0.74 per share on a primary and fully diluted basis. Cash net income for the quarter ended March 31, 1996, was $8.6 million or $0.60 and $.59 per share on a primary and fully diluted basis, respectively. Cash return on tangible equity was 14.99% compared with 12.19% for the same period last year; cash return on average assets rose to 1.20% from 1.04% in 1996.

Interest income for the three months ended March 31, 1997, totaled $64.4 million, an increase of $2.8 million (5%) from 1996's first quarter that was a combined result of a $136.3 million (4%) rise in average interest-earning assets to $3.311 billion and a 3 basis point increase in the average rate earned to 7.80%. Interest income on mortgage loans increased $4.3 million (11%) and totaled $42.0 million as an 18 basis point (2%) decline in the average rate earned was more than offset by a $257.5 million (14%) rise in the average balance. The average balance increased as a combined result of approximately $108 million in balances acquired from Green Mountain in September 1996 and the impact of strong mortgage loan origination activity since March 31, 1996. Similarly, interest income on other loans was $10.9 million, an increase of $1.7 million (19%), as the average rate paid declined 25 basis points (3%) and the average balance increased $90.1 million (23%). Offsetting these increases was a decline in interest income on securities available for sale of $1.9 million (17%). This decline occurred as both the average amount invested and the average rate earned decreased by $114.6 million (16%) and 6 basis points (1%), respectively. Interest income on investment securities of $1.8 million was $0.5 million (22%) lower than the comparable 1996 period as a decline in average balance invested of $37.2 million (26%) more than offset an increase in the average rate earned of 31 basis points (5%).

Interest expense for the quarter ended March 31, 1997, amounted to $31.4 million, $0.7 million (2%) more than the corresponding quarter of last year as a result of the net effect of a $127.1 million (4%) increase in average interest-bearing liabilities to $2.991 billion and a 5 basis point (1%) decrease in the average rate paid to 4.26%. The increase in average interest-bearing deposits was primarily attributable to the assumption of approximately $108 million in deposits in conjunction with the Green Mountain acquisition. Declines in savings account average balances of $35.9 million (4%) and average rate paid of 4 basis points (1%) resulted in a decrease of $0.4 million (6%) in interest expense compared with the first quarter of 1996. Transaction account average balances grew $47.2 million (10%) and rates paid increased by 25 basis points (10%) resulting in an increase in related interest expense of $0.6 million (20%) to $3.4 million. Interest expense on certificate accounts declined $0.1 million and totaled $20.9 million as the net result of a $73.9 million (5%) increase in average balance and a 23 basis point (4%) drop in the average rate paid. Interest expense on short-term borrowings increased $0.6 million (192%) to total $0.9 million almost entirely as a result of a corresponding percentage increase in average balance.

Net interest income for the three months ended March 31, 1997, totaled $33.0 million, $2.1 million (7%) greater than the $30.9 million reported for the comparable quarter a year ago. The increase in net interest income was driven primarily by increased average loan balances outstanding coupled with an increase in the average yield earned as well as by a reduction in the average rate paid on interest-bearing liabilities that principally resulted from a drop in rates paid on certificate accounts. The net interest spread of 3.54% and the net interest margin of 3.96% for the quarter ended March 31, 1997, were each 8 basis points higher than the results recorded in the comparable quarter a year ago.

Provision for Loan Losses

The provision for loan losses amounted to $1.8 million for the quarter ended March 31, 1997, compared with $1.4 million a year ago. The increase reflects the increased outstanding balance of loans receivable and has contributed to an improvement in the coverage ratios of the allowance for loan losses to nonperforming loans and nonperforming assets. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. The Bank's allowance for loan losses totaled $25.2 million (0.98% of loans receivable and 88.97% of nonperforming loans) at March 31, 1997, compared with $24.1 million (0.94% of loans receivable and 80.88% of nonperforming loans) at December 31, 1996. The increase in the allowance during the first quarter of 1997 was the net result of a provision for loan losses of $1.8 million reduced by net chargeoffs of $0.7 million.

Noninterest Income

Noninterest income increased $0.3 million (8%) and totaled $3.3 million for the three months ended March 31, 1997, compared with $3.0 million for the same period last year. Service charges on deposit accounts, the largest component of noninterest income, increased $0.2 million (13%). The increase is the combined result of increased fees charged by the Bank for certain deposit services such as handling returned checks as well as the higher level of deposit accounts related primarily to the expansion of the Bank's Marble Division in Vermont to include branches acquired from Green Mountain. Brokerage and insurance commissions also increased $0.2 million (39%) as brokerage and insurance activity increased during the first quarter of 1997 compared with the previous year, while other noninterest income declined by $0.1 million (7%).

Noninterest Expense

Noninterest expense increased $0.2 million (1%) to $19.8 million for the three months ended March 31, 1997, compared with $19.6 million for the same period in 1996. Compensation and employee benefits totaled $10.0 million, an increase of $0.5 million (5%) from 1996's first quarter. The increase arose as a decline in temporary help of $0.1 million (67%) was offset by an increase of $0.6 million (8%) in salaries related to salaries incurred to staff branches acquired from Green Mountain, other increases in staff necessary to support expanded services, and the effect of annual merit increases in March.

Net occupancy expense increased $0.1 million (6%) to $2.6 million primarily as a combined result of increased depreciation of branches acquired from Green Mountain as well as rental expenses relating to the expanded branch network. For the three months ended March 31, 1997, increased furniture, fixtures and equipment expense of $0.3 million (22%) to $1.5 million is primarily the result of depreciation of equipment acquired in connection with the Bank's data processing conversions.

FDIC deposit insurance premiums declined $0.8 million (69%) for the three months ended March 31, 1997, compared with the previous year. At March 31, 1997, approximately 34% of the Bank's deposits, including all of the deposits acquired in the Green Mountain acquisition, were treated as insured by the BIF. The remainder of the Bank's deposits were insured by the SAIF. In September 1996, the Bank recognized as expense a $10.4 million assessment to recapitalize the SAIF. As a result of the one-time special assessment, the SAIF rate was reduced to $0.065 per $100 of deposit for 1997 versus $0.230 per $100 for the same period last year. BIF rates were $0.013 per $100 during the first quarter of 1997 and were effectively zero for the first quarter of 1996.

The increase in professional, legal and other fees of $0.2 million (31%) to $0.9 million for the three months ended March
31, 1997, was primarily related to legal fees.

Telephone, postage and printing expense remained relatively constant in the three months ended March 31, 1997, as compared to the prior year and totaled $2.0 million. The Company was able to offset additional expenses related to the operation of an expanded Marble Division with cost savings in this area.

The increase in goodwill amortization of $0.1 million (19%) to $0.9 million for the three months ended March 31, 1997, was related to the amortization of goodwill resulting from the Green
Mountain acquisition.

Other noninterest expense of $2.5 million for the three months ended March 31, 1997, represented an decrease of $0.3 million (10%) below prior year levels. This decline occurred primarily as a result of reductions of foreclosure and acquisition costs of $0.2 million (80%) and a reduction in insurance premiums of $0.1 million (66%).

The ratios of noninterest expense to average assets was 2.30% on an annualized basis for the three months March 31, 1997, compared with 2.35% for the same period last year. The ratios of noninterest expense net of noninterest income, excluding the effect of gains and losses on securities portfolios, to average assets were 1.92% and 1.99% on an annualized basis for the three months ended March 31, 1997 and 1996, respectively. The efficiency ratio measures noninterest expense (excluding amortization of intangibles and real estate owned related expense) as a percentage of net interest income plus noninterest income (exclusive of net security transactions and real estate owned related income). The efficiency ratios for the quarters ended March 31, 1997 and 1996 were 51.39% and 54.39%, respectively. Efficiency ratios for thrift institutions in the $1-5 billion asset range, as reported by SNL Securities, were 59.28% for the quarter ended December 31, 1996. The comparable ratio for all thrifts in the fourth quarter of 1996 was 59.41%.

Income Tax Expense

Income tax expense for the three months ended March 31, 1997, totaled $5.4 million, a $0.3 million (5%) increase over the same period of the prior year. The increase was due to a rise in income before income taxes partially offset by a reduction in the effective tax rate. The Company's effective tax rate of 36.6% for the first quarter of 1997 compares with 39.9% for the first quarter of 1996. The lower effective tax rate is due to the result of the combined effect of Federal low income housing and historic preservation tax credits, and expansion of the Bank's operations into the State of Vermont.

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

 (a)     Exhibits

		       The following exhibit is filed as part of this report:

		       Regulation S-K Exhibit
		       Reference Number

		       11.1					Statement regarding Computation of	Per Share Earnings

	(b)	    Reports on Form 8-K

		       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							ALBANK Financial Corporation
								    (Registrant)


DATE:	  May 12, 1997			BY:	 /s/ Herbert G. Chorbajian
						                     	Herbert G. Chorbajian
							                     Chairman of the Board,
							                     President and Chief Executive Officer
							                     (Duly Authorized Officer)

DATE:	  May 12, 1997			BY:  /s/  Richard J. Heller
                         			Richard J. Heller
						                     	Executive Vice President and
      	                     Chief Financial Officer
							                     (Principal Financial Officer)

ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Form 10-Q

Exhibit Index

Regulation S-K Exhibit		                               					Exhibit
Reference Number                                      							Number

11		11.1	            Statement regarding Computation of
                				 Per Share Earnings			                	    11.1


ALBANK  FINANCIAL CORPORATION AND SUBSIDIARY
Form 10-Q
Statement regarding Computation of Per Share Earnings

                                                           Three Months Ended
                                                                     March 31,
Exhibit 11.1                                               1997          1996
 1. Net income                                     $  9,317,283     7,711,464

 2. Weighted average common shares outstanding       12,848,710    13,650,002

 3. Weighted average common stock equivalents
    due to the dilutive effect of stock options
    when utilizing the treasury stock method.
    Per share market price is based on the average
    per share market price for the period.            1,016,599       800,097

 4. Total weighted average common shares and
    common stock equivalents outstanding for primary
    earnings per share computation                   13,865,309    14,450,099

 5. Primary earnings per share                     $       0.67          0.53


 6. Weighted average common shares outstanding       12,848,710    13,650,002

 7. Weighted average common stock equivalents due
    to the dilutive effect of  stock options when
    utilizing the treasury stock method.  Per
    share market price used is the greater of the
    average market price for the period
    or the end-of-period market price per share.      1,064,928       937,148

 8. Total weighted average common shares and
    dilutive shares outstanding for fully diluted
    earnings per share computation                   13,913,638    14,587,150

 9. Fully diluted earnings per share               $       0.67          0.53