Form 10-Q
period 1997-06-30
ALBANK FINANCIAL CORP
filed 1997-08-14
CIK 882293

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1997            Commission File No. 0-19843

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


							                              	Number of shares outstanding
Class of Common Stock					            as of July 31, 1997

Common Stock, Par $.01		         				 12,834,006



ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX

Part I		FINANCIAL INFORMATION

Item 1.		Financial Statements

		Consolidated Statements of Earnings for the Three
		Months Ended June 30, 1997 and 1996 (Unaudited)

		Consolidated Statements of Earnings for the Six
		Months Ended June 30, 1997 and 1996 (Unaudited)

		Consolidated Statements of Financial Condition as of June 30, 1997 (Unaudited) and December 31, 1996

		Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 1997 and 1996 (Unaudited)

		Consolidated Statements of Cash Flows for the Six
		Months Ended June 30, 1997 and 1996 (Unaudited)

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

Signatures

Exhibit Index

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

                                                                      Three Months Ended
                                                                          June 30,
                                                                     1997           1996
                                                                       (Unaudited)
Interest income:
    Mortgage loans                                            $    42,072         37,501
    Other loans                                                    11,427          9,391
    Securities available for sale                                  10,045         10,603
    Investment securities                                           1,728          2,282
    Federal funds sold                                                 13            321
    Securities purchased under agreement to resell                      6            719
    Stock in Federal Home Loan Bank                                   327            272
Total interest income                                              65,618         61,089

Interest expense:
    Deposits and escrow accounts                                   30,799         29,401
    Short-term borrowed funds and repurchase agreements             1,095             40
    Long-term debt                                                    274            406
Total interest expense                                             32,168         29,847

Net interest income                                                33,450         31,242
Provision for loan losses                                           1,800          1,425
Net interest income after provision for loan losses                31,650         29,817

Noninterest income:
    Service charges on deposit accounts                             1,579          1,342
    Net security transactions                                         255              3
    Brokerage and insurance commissions                               510            547
    Other                                                           1,165          1,200
Total noninterest income                                            3,509          3,092

Noninterest expense:
    Compensation and employee benefits                              9,891          9,509
    Occupancy, net                                                  2,439          2,263
    Furniture, fixtures and equipment                               1,648          1,262
    Federal deposit insurance premiums                                358          1,147
    Professional, legal and other fees                                862            686
    Telephone, postage and printing                                 1,032          1,075
    Goodwill amortization                                             873            736
    Capital securities expense                                        322             --
    Other                                                           2,781          3,051
Total noninterest expense                                          20,206         19,729

Income before income taxes                                         14,953         13,180
Income tax expense                                                  5,512          5,345
Net income                                                    $     9,441          7,835

Primary and fully diluted earnings per share                  $      0.68           0.54

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     1997           1996
                                                                        (Unaudited)
Interest income:
    Mortgage loans                                            $    84,113         75,207
    Other loans                                                    22,283         18,523
    Securities available for sale                                  19,513         21,957
    Investment securities                                           3,490          4,542
    Federal funds sold                                                 14            480
    Securities purchased under agreement to resell                      6          1,457
    Stock in Federal Home Loan Bank                                   629            511
Total interest income                                             130,048        122,677

Interest expense:
    Deposits and escrow accounts                                   61,027         59,493
    Short-term borrowed funds and repurchase agreements             1,959            336
    Long-term debt                                                    576            714
Total interest expense                                             63,562         60,543

Net interest income                                                66,486         62,134
Provision for loan losses                                           3,600          2,850
Net interest income after provision for loan losses                62,886         59,284

Noninterest income:
    Service charges on deposit accounts                             3,117          2,698
    Net security transactions                                         255              5
    Brokerage and insurance commissions                             1,065            945
    Other                                                           2,329          2,454
Total noninterest income                                            6,766          6,102

Noninterest expense:
    Compensation and employee benefits                             19,858         18,969
    Occupancy, net                                                  4,991          4,672
    Furniture, fixtures and equipment                               3,174          2,509
    Federal deposit insurance premiums                                711          2,296
    Professional, legal and other fees                              1,719          1,340
    Telephone, postage and printing                                 2,225          2,304
    Goodwill amortization                                           1,747          1,472
    Capital securities expense                                        322             --
    Other                                                           5,265          5,815
Total noninterest expense                                          40,012         39,377

Income before income taxes                                         29,640         26,009
Income tax expense                                                 10,882         10,463
Net income                                                    $    18,758         15,546

Primary and fully diluted earnings per share                  $      1.35           1.07

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)


                                                                  June 30,   December 31,
                                                                     1997           1996
                                                                 (Unaudited)
              Assets
Cash and due from banks                                       $    77,815         68,883
Securities available for sale, at approximate market value        660,836        617,943
Investment securities (approximate market value of $93,846 at
  June 30, 1997 and $111,091 at  December 31, 1996)                92,870        109,607

Loans receivable                                                2,612,869      2,566,364
Less: allowance for loan losses                                    25,960         24,114
Loans receivable, net                                           2,586,909      2,542,250

Accrued interest receivable                                        28,966         27,092
Office premises and equipment, net                                 50,029         48,554
Stock in Federal Home Loan Bank, at cost                           21,408         16,913
Real estate owned                                                   3,302          4,012
Goodwill                                                           41,774         43,482
Other assets                                                       38,318         27,400
                                                              $ 3,602,227      3,506,136


               Liabilities
Deposits                                                      $ 2,986,514      3,013,129
Escrow accounts                                                    24,749         26,603
Accrued income taxes payable                                        8,988          3,938
Short-term borrowed funds and repurchase agreements               112,927         42,346
Long-term debt                                                     20,061         30,061
Obligation under capital lease                                      4,595          4,646
Other liabilities                                                  62,887         66,288
Total liabilities                                               3,220,721      3,187,011

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust                           50,000             --

               Stockholders' Equity
Preferred stock, $.01 par value. Authorized 25,000,000 shares;
  none outstanding                                                     --             --
Common stock, $.01 par value. Authorized 50,000,000 shares;
  15,697,500 shares issued; 12,824,856 shares outstanding at
  June 30, 1997 and 12,910,763 shares outstanding at
  December 31, 1996                                                   157            157
Additional paid-in capital                                        181,196        180,670
Retained earnings, substantially restricted                       228,716        214,283
Treasury stock, at cost (2,872,644 shares at June 30, 1997
  and 2,786,737 shares at December 31, 1996)                      (74,800)       (71,235)
Unrealized gain on securities available for sale, net of tax        2,287          1,781
Common stock acquired by:
    Employee stock ownership plan ("ESOP")                         (6,036)        (6,279)
    Bank recognition plan ("BRP")                                     (14)          (252)
Total stockholders' equity                                        331,506        319,125
                                                              $ 3,602,227      3,506,136

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)



                                                                                   Net Unrealized
                                                                                      Gain (Loss)    Common    Common
                                                    Additional                      on Securities     Stock     Stock
                                             Common    Paid-in  Retained  Treasury      Available  Acquired  Acquired
                                              Stock    Capital  Earnings     Stock       for Sale   by ESOP    by BRP     Total
Six Months Ended June 30, 1996

Balance at December 31, 1995                $   157    151,969   258,631   (82,381)         3,528    (7,535)   (1,187)  323,182

Net income                                       --         --    15,546        --             --        --        --    15,546

Purchase of treasury stock (541,017 shares)      --         --        --   (15,097)            --        --        --   (15,097)

Exercise of stock options                        --         --       367       570             --        --        --       937

Tax benefits related to vested BRP stock and
  stock options exercised                        --        400        --        --             --        --        --       400

Adjustment of securities available for sale
  to market, net of tax                          --         --        --        --         (5,691)       --        --    (5,691)

Cash dividends declared                          --         --    (3,251)       --             --        --        --    (3,251)

Stock dividends declared                         --     27,803   (64,051)   36,248             --        --        --        --

Amortization of award of ESOP stock              --         --        --        --             --       210        --       210

Amortization of award of BRP stock               --         --        --        --             --        --       467       467

Balance at June 30, 1996                    $   157    180,172   207,242   (60,660)        (2,163)   (7,325)     (720)  316,703



Six Months Ended June 30, 1997

Balance at December 31, 1996                $   157    180,670   214,283   (71,235)         1,781    (6,279)     (252)  319,125

Net income                                       --         --    18,758        --             --        --        --    18,758

Purchase of treasury stock (150,468 shares)      --         --        --    (4,909)            --        --        --    (4,909)

Exercise of stock options                        --         --      (478)    1,344             --        --        --       866

Tax benefits related to vested BRP stock and
  stock options exercised                        --        526        --        --             --        --        --       526

Adjustment of securities available for sale
  to market, net of tax                          --         --        --        --            506        --        --       506

Cash dividends declared                          --         --    (3,847)       --             --        --        --    (3,847)

Amortization of award of ESOP stock              --         --        --        --             --       243        --       243

Amortization of award of BRP stock               --         --        --        --             --        --       238       238

Balance at June 30, 1997                    $   157    181,196   228,716   (74,800)         2,287    (6,036)      (14)  331,506

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
                                                                                         Six Months Ended
                                                                                               June 30,
                                                                                         1997            1996
                                                                                             (Unaudited)
Increase in cash and cash equivalents
Cash flows from operating activities:
Net income                                                                       $     18,758          15,546
Reconciliation of net income to net cash provided by operating activities:
    Depreciation and lease amortization                                                 1,566           1,290
    Goodwill amortization                                                               1,747           1,472
    Net amortization of premiums and accretion of discounts on securities                 499             685
    Amortization of award of ESOP and BRP stock                                           481             677
    Net gain on security transactions                                                    (255)             (5)
    Net gain on sale of real estate owned                                                (172)           (192)
    Origination of loans receivable for sale                                           (4,351)        (11,473)
    Proceeds from sale of loans receivable                                              8,863          16,831
    Provision for loan losses                                                           3,600           2,850
    Writedown of real estate owned                                                        170             364
    Net decrease (increase) in accrued interest receivable                             (1,874)            179
    Net decrease (increase) in other assets                                           (11,185)          5,751
    Net increase in accrued income taxes payable                                        5,576             388
    Net increase (decrease) in other liabilities and obligation under capital lease    (3,418)          9,299
Net cash provided by operating activities                                              20,005          43,662

Cash flows from investing activities:
Net cash used by acquisition activity                                                      --         (54,437)
Proceeds from the sale of securities available for sale                                    --          22,985
Proceeds from the maturity or call of securities available for sale                    94,491         112,181
Proceeds from the maturity or call of investment securities                            32,122          40,719
Proceeds from the partial recovery of Nationar investment                                 252              --
Purchase of securities available for sale                                            (137,157)        (44,627)
Purchase of investment securities                                                     (15,374)        (25,179)
Purchase of loans receivable                                                          (91,134)        (58,608)
Net decrease (increase) in loans receivable                                            35,763         (10,530)
Redemption (purchase) of Federal Home Loan Bank stock                                  (4,495)          2,912
Proceeds from the sale of real estate owned                                             3,312           2,564
Capital expenditures                                                                   (3,041)           (817)
Net cash used by investing activities                                                 (85,261)        (12,837)

Cash flows from financing activities:
Net decrease in deposits                                                              (26,615)        (12,481)
Net increase (decrease) in escrow accounts                                             (1,854)          1,290
Net increase (decrease) in short-term borrowed funds and repurchase agreements         70,581         (20,075)
Proceeds from long-term debt                                                               --          30,000
Repayment of long-term debt                                                           (10,000)             --
Proceeds from capital securities                                                       50,000              --
Purchase of treasury stock                                                             (4,909)        (15,097)
Dividends paid                                                                         (3,881)         (3,025)
Cash proceeds from the exercise of stock options                                          866             335
Net cash provided (used) by financing activities                                       74,188         (19,053)

Net increase in cash and cash equivalents                                               8,932          11,772
Cash and cash equivalents at beginning of period                                       68,883         105,002
Cash and cash equivalents at end of period                                       $     77,815         116,774

Supplemental disclosures of cash flow information
Cash paid during the period:
    Interest on deposits, escrows, short-term borrowed funds,
        repurchase agreements and long-term debt                                 $     64,133          60,758
    Income taxes                                                                        6,407           8,569

Supplemental schedule of noncash investing and financing activities:
      Net reduction in loans resulting from transfers to real estate owned              2,600           3,226
      Net unrealized loss on securities available for sale                                734          (9,670)
      Tax benefits related to vested BRP stock and stock options                          526             400
      Acquisition activity:
         Fair value of noncash assets acquired                                             --         408,693
         Fair value of liabilities assumed                                                 --         354,256

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1996 Form 10-K of ALBANK Financial Corporation and subsidiary. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

The unaudited consolidated interim financial statements include the accounts of ALBANK Financial Corporation (the "Holding Company") and its two wholly owned subsidiaries (collectively with the Holding Company, the "Company"), ALBANK, FSB and subsidiaries (the "Bank") and ALBANK Capital Trust I (the "Trust"). The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the savings bank industry. Certain prior period amounts have been reclassified to conform to the current period classifications.

NOTE 2.  Pending Acquisition

On January 24, 1997, the Bank entered into a purchase agreement with KeyBank National Association (New York) relating to deposit liabilities of approximately $530 million and 35 New York State banking offices currently operated by KeyBank (the "KeyBank Transaction"). The offices are located in northern New York, the greater Hudson Valley, and the Binghamton area. The Company intends to establish as a new subsidiary a New York chartered commercial bank, ALBANK Commercial, which will act under the agreement to pay a deposit premium of approximately 7% and will have the option to purchase approximately $53 million in small business, consumer and mortgage loans. The KeyBank Transaction, the establishment of ALBANK Commercial and the related registration of the Company as a bank holding company are subject to approval by bank regulatory authorities. Following receipt of those approvals, the two companies currently anticipate closing the transaction in the Fall of 1997.

NOTE 3. Corporation-Obligated Mandatorily Redeemable Capital
 Securities of Subsidiary Trust

On June 6, 1997, the Company, through a subsidiary trust formed for the sole purpose of issuing capital securities, issued $50,000,000 in 9.27% Capital Securities due June 6, 2027. Proceeds of this issue will be used for general corporate purposes. In October 1996, the Federal Reserve Board approved Tier I capital treatment for this type of capital security which provides the Company with a method of funding Tier I capital that is tax deductible. The proceeds to the Trust are lent to the Holding Company as long-term junior subordinated debentures that are subordinated to all Holding Company debt but senior to all common stock. The securities may be called at a premium, in whole or in part, on or after June 6, 2007, and provisions are included which could provide for the temporary deferral of interest payments for up to five years under certain conditions.

NOTE 4. Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings, and supersedes the accounting for financial assets under SFAS No. 122. The Company adopted SFAS No. 125 on January 1, 1997. Certain aspects of SFAS No. 125 were amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125." The adoption of SFAS No. 125 did not have a material impact on the Company's unaudited consolidated interim financial statements.

NOTE 5. Other Accounting Matters

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior period EPS will be restated after the effective date of this statement. Management does not believe the adoption of SFAS No. 128 will have a material impact on its financial condition or results of operations.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which establishes standards for disclosure about a company's capital structure. In accordance with SFAS No. 129, companies will be required to provide in the financial statements a complete description of all aspects of their capital structure, including call and put features, redemption requirements and conversion options. The disclosures required by SFAS No. 129 are for financial statements for periods ending after December 15, 1997. Management anticipates providing the required information in the 1997 annual financial statements.

In June 1997, the FASB issued SFAS No. 130, " Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

In June 1997, the FASB issued SFAS No, 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ALBANK Financial Corporation (the "Holding Company", "Company", "ALBANK") completed its initial public offering on April 1, 1992. To date, the principal operations of ALBANK Financial Corporation have been those of ALBANK, FSB and subsidiaries (the "Bank").

The Bank operates as a thrift institution with its principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB") and is subject to certain regulations of the Board of Governors of the Federal Reserve System with respect to reserves required to be maintained against deposits and certain other matters. Approximately 66% of the Bank's deposit accounts as of June 30, 1997, were insured by the Savings Association Insurance Fund ("SAIF"), as administered by the FDIC, and approximately
34% were treated as insured by the Bank Insurance Fund
("BIF"), as administered by the FDIC, in each case, up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a network of 73 branch offices in upstate New York, western Massachusetts and Vermont. The Bank's principal operating subsidiary is Alvest Financial Services, Inc. This wholly owned company, operating through the Bank's branch network, offers a full range of investment and insurance products and services.

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

Under a consent decree filed in the U.S. District Court for the Northern District of New York on August 13, 1997, entered into by the U.S. Department of Justice, the Company and the Bank concerning allegations of fair lending violations relating to certain of the Bank's arrangements with unaffiliated "correspondent" mortgage bankers or brokers from whom the Bank purchased loans originated in Connecticut and in Westchester County, New York, the Bank agreed to make available $35 million of home mortgage loans at 1.5% below market rates to homebuyers in the Connecticut cities of Bridgeport, Hartford, New Britain, New Haven, Norwalk, Stamford and Waterbury over the next five years. In Westchester County below I-287, the Bank will make available $20 million in similarly discounted loans over the next two years. The Bank will also contribute $350,000 over the next five years to support home buying counseling and educational programs provided by local organizations in these areas, and will spend another $350,000, primarily in the form of services, for the Bank's homebuyer education programs.

In agreeing to the Consent Decree, the Bank denied any and all allegations that it intentionally violated fair lending laws. In particular, the Bank believes that the loan origination criteria that it set for the mortgage bankers from whom it purchased loans in Connecticut and Westchester County were based primarily on credit quality considerations and, initially, the desire to stay within markets similar to the Bank's upstate New York lending area. The Bank agreed to accept the conditions of the Consent Decree because it believed that the cost of fighting allegations in the courts would have been significant, and that protracted litigation would have hampered the Bank's strategic growth plans.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents at June 30, 1997, were $77.8 million, an increase of $8.9 million (13%) from $68.9 million at December 31, 1996.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at June 30, 1997, was 23.16%.

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

At June 30, 1997, the Bank's capital exceeded each of the capital requirements of the OTS. At June 30, 1997, the Bank's tangible and core capital levels were both $256.3 million (7.23% of total adjusted assets) and its risk-based capital level was $282.1 million (12.80% of total risk-weighted assets). The minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-based capital.

Financial Condition

On June 30, 1997, total assets equaled $3.602 billion, an increase of $96.1 million (3%) from the $3.506 billion outstanding at year-end 1996. The increase in total assets was generally the combined result of the June 6, 1997, issuance of $50.0 million of Capital Securities (See Note 3 to Unaudited Consolidated Interim Financial Statements) and an increased level of net borrowings. Securities available for sale of $660.8 million at June 30, 1997, increased $42.9 million (7%) from year-end 1996 as purchases of $137.6 million exceeded proceeds from maturities, payments and calls of $94.7 million.
Investment securities declined $16.7 million (15%) and totaled $92.9 million at June 30, 1997, as proceeds of $32.1 million exceeded additions to the portfolio of $15.4 million. Loans receivable of $2.613 billion at June 30, 1997, increased $46.5 million (2%) from year-end 1996 as mortgage and other loan originations of $219.7 million and $37.0 million, respectively, outpaced principal paydowns in each portfolio. Stock in the Federal Home Loan Bank of $21.4 million increased $4.5 million (27%) due to a purchase of stock during the first quarter of 1997 in order to maintain required regulatory levels. Other assets of $38.3 million increased $10.9 million (40%) primarily due to a $10.3 million receivable established for the maturity of an investment on June 30, 1997. The $10.3 million and related interest was received on the next business day. Total liabilities increased $33.7 million (1%) and equaled $3.221 billion at June 30, 1997. Total deposits of $2.987 billion declined $26.6 million (1%) as an increase of $4.4 million (1%) in interest-bearing transaction accounts was more than offset by declines in savings accounts, time accounts, and noninterest checking accounts of $23.4 million (3%), $5.2 million and $2.4 million (2%), respectively. Borrowings increased $60.6 million (84%) to total $133.0 million at June 30, 1997. Such increases were used to fund additional investments in securities available for sale along with increases in net loans outstanding. Accrued income taxes payable increased $5.1 million (128%) to total $9.0 million at June 30, 1997, due mainly to the timing of the required federal and state estimated income tax payments.

Stockholders' equity of $331.5 million increased $12.4 million (4%) from $319.1 million at year-end 1996. Increases included net income of $18.8 million, stock option exercises of $0.9 million and net unrealized appreciation in the securities available for sale portfolio of $0.5 million since December 31, 1996. Other increases were the result of amortization and tax benefits related to ESOP and BRP stock of $0.2 million and $0.7 million, respectively. Offsetting these increases were purchases of treasury stock amounting to $4.9 million and cash dividends declared during the first half of 1997 of $3.8 million.

Book value per common share increased to $25.85 per share at June 30, 1997, from $24.72 per share at December 31, 1996. The increase is a combined result of an increase in stockholders' equity of $12.4 million (4%) to $331.5 million at June 30, 1997, and a reduction in shares outstanding as additional stock was purchased under the Company's ongoing repurchase program. At
June 30, 1997, the Holding Company held 2,872,644 shares of its common stock as treasury stock compared with 2,786,737 at year-end 1996. During the first half of 1997 the Holding Company acquired 150,468 shares pursuant to its repurchase program at a cost of $4.9 million and distributed 64,561 shares to fulfill stock option exercises. At June 30, 1997, the ratio of equity to assets was 9.20%, which compared with 9.10% at December 31, 1996.

Nonperforming assets decreased $0.8 million (2%) to total $33.0 million at June 30, 1997, compared with $33.8 million as of December 31, 1996. Nonperforming loans declined $0.2 million (1%) from year-end 1996 and totaled $29.7 million at June 30, 1997. The reduction in nonperforming loans reflects mainly a decline of $3.2 million (30%) in accruing loans 90 days or more delinquent, offset by an increase of $3.0 million (16%) in nonaccrual loans. The ratio of nonperforming assets to total assets at June 30, 1997, was 0.91% compared with 0.96% at December 31, 1996. The ratio of nonperforming loans to loans receivable was 1.13% at June 30, 1997, compared with 1.16% at December 31, 1996.

Comparisons of Operating Results for the Three and Six Months
Ended June 30, 1997 and 1996

The analyses of net interest income that are shown in the following tables are an integral part of the discussion of the results of operations for three and six months ended June 30, 1997, compared with the corresponding period of the prior year.

Analysis of Changes in Net Interest Income

The tables below present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                            Three months ended June 30, 1997
                                                               compared with
                                            Three months ended June 30, 1996
                                                          Increase (Decrease)
                                                          Due to
                                        Volume           Rate            Net
Interest Income                                (In thousands) (Unaudited)
Mortgage loans, net (1)              $   4,857           (286)         4,571
Other loans, net (1)                     2,238           (202)         2,036
Securities available for sale             (642)            84           (558)
Investment securities                     (655)           101           (554)
Federal funds sold                        (334)            26           (308)
Securities purchased under
  agreement to resell                     (732)            19           (713)
Stock in Federal Home Loan Bank             69            (14)            55
Total                                    4,801           (272)         4,529

Interest Expense
Deposits:
  Savings accounts (2)                    (359)           (45)          (404)
  Transaction accounts (3)                 253            231            484
  Certificate accounts                   1,242             76          1,318
Short-term borrowed funds and
  repurchase agreements                  1,046              9          1,055
Long-term debt                            (136)             4           (132)
Total                                    2,046            275          2,321

Change in net interest income        $   2,755           (547)         2,208



                                              Six months ended June 30, 1997
                                                               compared with
                                              Six months ended June 30, 1996
                                                          Increase (Decrease)
                                                          Due to
                                        Volume          Rate             Net
Interest Income                                (In thousands) (Unaudited)
Mortgage loans, net (1)            $   10,052         (1,146)          8,906
Other loans, net (1)                    4,285           (525)          3,760
Securities available for sale          (2,417)           (27)         (2,444)
Investment securities                  (1,260)           208          (1,052)
Federal funds sold                       (484)            18            (466)
Securities purchased under
  agreement to resell                  (1,357)           (94)         (1,451)
Stock in Federal Home Loan Bank           108             10             118
Total                                   8,927         (1,556)          7,371

Interest Expense
Deposits:
  Savings accounts (2)                   (627)          (152)           (779)
  Transaction accounts (3)                560            490           1,050
  Certificate accounts                  2,239           (976)          1,263
Short-term borrowed funds and
  repurchase agreements                 1,605             18           1,623
Long-term debt                           (144)             6            (138)
Total                                   3,633           (614)          3,019

Change in net interest income       $   5,294           (942)          4,352

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

                                                              Three Months Ended June 30,
                                                                   1997                                1996
                                                                Average                             Average
                                             Average              Yield/       Average                Yield/
                                             Balance   Interest    Cost        Balance   Interest      Cost
                                                          (Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1)              $ 2,084,423    42,072     8.08 %  $ 1,843,887     37,501      8.14 %
    Other loans, net (1)                     498,843    11,427     9.18        401,327      9,391      9.38
    Securities available for sale            638,717    10,045     6.29        679,611     10,603      6.24
    Investment securities                    103,817     1,728     6.66        143,413      2,282      6.37
    Federal funds sold                           901        13     5.30         24,198        321      5.32
    Securities purchased under
      agreement to resell                        440         6     5.70         50,000        719      5.79
    Stock in Federal Home Loan Bank           21,408       327     6.11         16,913        272      6.47
Total interest-earning assets              3,348,549    65,618     7.84      3,159,349     61,089      7.74

Noninterest-earning assets                   181,337                            170,425
Total assets                             $ 3,529,886                        $ 3,329,774

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
        Savings accounts (2)              $  825,982    5,976     2.90 %    $   875,610      6,380     2.93 %
        Transaction accounts (3)             503,609    3,365     2.68          464,423      2,881     2.49
        Certificate accounts               1,585,214   21,458     5.43        1,493,433     20,140     5.42
    Short-term borrowed funds and
      repurchase agreements                   78,653    1,095     5.55            3,976         40     4.30
    Long-term debt                            20,061      274     5.47           30,000        406     5.44
Total interest-bearing liabilities         3,013,519   32,168     4.28        2,867,442     29,847     4.19
Noninterest-bearing demand deposits          101,287                             77,275
Noninterest-bearing liabilities               75,388                             64,724
Total liabilities                          3,190,194                          3,009,441

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust      13,736                                 --
Stockholders' equity                         325,956                            320,513
Total liabilities and
  stockholders' equity                   $ 3,529,886                      $ 3,329,954

Net interest income and
  net interest spread                                $ 33,450     3.56 %                  $ 31,242     3.55 %

Net interest-earning assets and
  net interest margin                    $   335,030              3.99 %  $   291,907                   3.94 %

Interest-earning assets to
  interest-bearing liabilities                  1.11 x                           1.10 x

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


                                                            Six Months Ended June 30,
                                                                    1997                             1996
                                                                 Average                          Average
                                             Average               Yield/       Average             Yield/
                                             Balance  Interest      Cost        Balance  Interest    Cost
                                                                    (Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1)              $ 2,086,737    84,113     8.07 %   $ 1,837,727    75,207    8.19 %
    Other loans, net (1)                     489,668    22,283     9.16         395,800    18,523    9.38
    Securities available for sale            626,989    19,513     6.22         704,659    21,957    6.23
    Investment securities                    105,638     3,490     6.61         144,054     4,542    6.31
    Federal funds sold                           508        14     5.33          18,102       480    5.33
    Securities purchased under
      agreement to resell                        221         6     5.70          50,000     1,457    5.86
    Stock in Federal Home Loan Bank           20,017       629     6.28          16,593       511    6.20
Total interest-earning assets              3,329,778   130,048     7.82       3,166,935   122,677    7.75

Noninterest-earning assets                   181,692                            169,276
Total assets                             $ 3,511,470                        $ 3,336,211

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
        Savings accounts (2)             $   828,460    11,938    2.91 %    $   871,845    12,717    2.93 %
        Transaction accounts (3)             501,524     6,745    2.71          458,335     5,695    2.50
        Certificate accounts               1,578,992    42,344    5.41        1,496,103    41,081    5.52
    Short-term borrowed funds and
      repurchase agreements                   71,731     1,959    5.48           12,990       336    5.21
    Long-term debt                            21,221       576    5.47           26,539       714    5.41
Total interest-bearing liabilities         3,001,928    63,562    4.27        2,865,812    60,543    4.25
Noninterest-bearing demand deposits          101,360                             75,637
Noninterest-bearing liabilities               77,213                             73,226
Total liabilities                          3,180,501                          3,014,675

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust       6,906                                 --
Stockholders' equity                         324,063                            321,536
Total liabilities and
  stockholders' equity                   $ 3,511,470                        $ 3,336,211

Net interest income and
  net interest spread                                $  66,486    3.55 %                $  62,134    3.50 %

Net interest-earning assets and
  net interest margin                    $   327,850              3.97 %    $   301,123              3.91 %

Interest-earning assets to
  interest-bearing liabilities                  1.11 x                             1.11 x


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

Net Income and Interest Analysis

Three Months Ended June 30, 1997 compared with 1996

Net income for the quarter ended June 30, 1997, was $9.4 million, an increase of $1.6 million (21%) from the comparable quarter last year. Primary and fully diluted earnings per share were $0.68 for the second quarter of 1997, up from $0.54 per share a year ago, representing a 26% increase. The 1997 results of operations include the impact of the September 1996 acquisition of approximately $108 million in loans and deposits from the Green Mountain Bank of Rutland, Vermont ("Green Mountain"), a wholly owned subsidiary of Arrow Financial Corporation. Net interest income increased $2.2 million (7%) and totaled $33.5 million for the second quarter of 1997. Noninterest income increased $0.4 million (13%) and totaled $3.5 million, while noninterest expense increased $0.5 million (2%) and totaled $20.2 million. Return on average equity and return on average assets for the second quarter of 1997 were 11.62% and 1.07%, respectively. For the comparable 1996 period, return on average equity was 9.83%, while return on average assets was 0.95%.

Core net income excludes income or expense amounts (net of income taxes) included in net income of a nonrecurring nature which detract from comparative analysis. For the second quarter of 1997 core net income totaled $9.3 million. Excluded from 1997 core net income was a partial recovery of the 1995 Nationar investment write-off which totaled $0.2 million after tax ($0.3 million before tax) and amounted to $0.01 per share. For the second quarter of 1996 there were no such adjustments to net income necessary to determine core net income. Cash net income is defined as core net income plus amortization of goodwill and costs associated with certain stock-related employee benefit plans. Cash net income for the quarter ended June 30, 1997, was $10.5 million or $0.75 per share on a fully diluted basis and $0.76 per share on a primary basis. Cash net income for the quarter ended June 30, 1996, was $9.1 million or $0.63 per share on a both primary and fully diluted basis. Cash return on average tangible equity was 14.81% compared with 12.95% for the same period last year; cash return on average assets rose to 1.19% from 1.10% in 1996.

Interest income for the three months ended June 30, 1997, totaled $65.6 million, an increase of $4.5 million (7%) from 1996's second quarter that was a combined result of a $189.2 million (6%) rise in average interest-earning assets to $3.349 billion and a 10 basis point (1%) increase in the average rate earned to 7.84%. Interest income on mortgage loans increased $4.6 million (12%) and totaled $42.1 million as a 6 basis point (1%) decline in the average rate earned was more than offset by a $240.5 million (13%) rise in the average balance. The average balance increased primarily as a result of approximately $108 million in balances acquired from Green Mountain in September 1996. Similarly, interest income on other loans was $11.4 million, an increase of $2.0 million (22%), as the average rate earned declined 20 basis points (2%) and the average balance increased $97.5 million (24%). The average balance of the Company's loans increased even though loan originations totaled $148.5 million in the second quarter of 1997 compared with $168.4 million in the second quarter of 1996, a decrease of $19.9 million (12%). Offsetting the increased income on loans discussed previously was a decline in interest income on securities available for sale, which totaled $10.0 million, of $0.6 million (5%). This decline occurred as a decrease in the average amount invested of $40.9 million (6%) was partially offset by an increase in the average rate earned of 5 basis points (1%). Interest income on investment securities of $1.7 million was $0.6 million (24%) lower than the comparable 1996 period as a decline in the average balance invested of $39.6 million (28%) more than offset an increase in the average rate earned of 29 basis points (5%). Declines in interest income on federal funds sold of $0.3 million (96%) and securities purchased under agreement to resell of $0.7 million (99%) were the result of similar percentage declines in the average amounts invested.

Interest expense for the quarter ended June 30, 1997, amounted to $32.2 million, $2.1 million (7%) more than the corresponding quarter of last year as the combined result of a $156.0 million (5%) increase in average interest-bearing liabilities to $3.014 billion and a 9 basis point (2%) increase in the average rate paid to 4.28%. The increase in average interest-bearing deposits of $81.3 million (3%) to $2.915 billion was attributable to the assumption of approximately $108 million in deposits in conjunction with the Green Mountain acquisition. Declines in savings account average balances of $49.6 million (6%) and average rate paid of 3 basis points (1%) resulted in a decrease of $0.4 million (6%) in interest expense compared with the second quarter of 1996. Transaction account average balances grew $39.2 million (8%) and rates paid increased by 19 basis points (8%) resulting in an increase in related interest expense of $0.5 million (17%) to $3.4 million. Interest expense on certificate accounts increased $1.3 million (7%) and totaled $21.5 million as the combined result of a $91.8 million (6%) increase in average balance and a 1 basis point increase in the average rate paid. Interest expense on short-term borrowings totaled $1.1 million as a result of a $74.7 million increase to $78.7 million in average balance coupled with a 125 basis point (29%) increase in the average rate paid. The percentage increase in the average rate paid on short-term borrowings was due to changes in the composition of various debt instruments outstanding during the respective quarterly periods. Interest expense on long-term debt was $0.3 million, a decrease of $0.1 million (33%) that resulted from a $9.9 million (33%) decline in the average balance and a 3 basis point (1%) increase in the average rate paid.

Net interest income for the three months ended June 30, 1997, totaled $33.5 million, $2.2 million (7%) greater than the $31.2 million reported for the comparable quarter a year ago. The increase in net interest income occurred as a result of a rise of $189.2 million (6%) in interest-earning assets which exceeded an increase of $156.0 million (5%) in interest-bearing liabilities, coupled with increases in net interest spread and margin. The net interest spread of 3.56% and the net interest margin of 3.99% for the quarter ended June 30, 1997, were 1 and 5 basis points, respectively, higher than the results recorded in the comparable quarter a year ago.

Six Months Ended June 30, 1997 compared with 1996

Net income of $18.8 million for first half of 1997, represented an increase of $3.2 million (21%) from the comparable 1996 period. Primary and fully diluted earnings per share were $1.35 for the six months ended June 30, 1997, up 26% from $1.07 per share reported in 1996. The 1997 results of operations include the impact of the September 1996 acquisition of Green Mountain. Net interest income increased $4.4 million (7%) and totaled $66.5 million for the first half of 1997. Noninterest income of $6.8 million increased $0.7 million (11%) compared with 1996. Noninterest expense increased $0.6 million (2%) and totaled $40.0 million for the first half of 1997. Return on average equity and return on average assets for the first six months of 1997 were 11.67% and 1.08%, respectively compared with 9.72% and 0.94% in 1996.

Core net income for the first half of 1997 excludes the $0.2 million after tax, partial recovery of the 1995 Nationar write-off. For the first half of 1997, core net income was $18.6 million or $1.34 per share on a primary and fully diluted basis, compared with $15.5 million or $1.07 per share for 1996. Cash net income for the six months ended June 30, 1997, was $21.2 million compared with $18.1 million for 1996. Earnings per share based on cash net income were $1.52 on a fully diluted basis and $1.53 on a primary basis for the first half of 1997 compared with $1.25 on both a primary and fully diluted basis for 1996. Cash return on average tangible equity was 15.20% compared with 12.83% for the same period last year; cash return on average assets rose to 1.22% from 1.09% in 1996.

Interest income for the first half of 1997 equaled $130.0 million, $7.4 million (6%) higher than the corresponding period of 1996. The increase resulted as average interest-earning assets rose $162.8 million (5%), primarily as a result of approximately $108 million in loans received in the Green Mountain acquisition, and totaled $3.330 billion for the six months ended June 30, 1997, while the average rate earned increased 7 basis points (1%) to 7.82%. Interest income on mortgage loans increased $8.9 million (12%) and totaled $84.1 million as a $249.0 million (14%) increase in average amount invested was partially reduced by a 12 basis point (1%) decline in the average rate earned. An increase in the average balance of other loans of $93.9 million (24%) offset with a 22 basis point (2%) decline in the average rate earned resulted in an increase in interest income of $3.8 million (20%). Average loan balances outstanding continued to expand despite a $6.8 million (3%) decrease in loan originations which totaled $256.7 million in the first half of 1997 compared with $263.5 million generated in the comparable period of 1996. Interest income on securities available for sale declined $2.4 million (11%) as a result of decreases in the average amount invested and average rate earned of $77.7 million (11%) and 1 basis point, respectively. Interest income on investment securities dropped $1.1 million (23%) as a decline in the average amount invested of $38.4 million (27%) was partially offset by an increase in the average rate paid of 30 basis points (5%). The average amount invested in federal funds sold declined $17.6 million resulting in a corresponding percentage decline in related interest income. The maturity of a $50.0 million repurchase agreement which was outstanding throughout the first half of 1996 resulted in a decline in related interest income of $1.5 million.

Interest expense for the first half of 1997 was $63.6 million, an increase of $3.2 million (5%) from 1996. The increase was the combined result of increases in average balance and average rate paid of $141.4 million (5%) and 2 basis points (1%), respectively. Interest expense on savings accounts declined $0.8 million (6%) as a decline in the average balance of $43.4 million (5%) combined with a 2 basis point (1%) drop in the average rate paid. A $1.1 million (18%) increase in interest expense on transaction accounts resulted from a $43.2 million (9%) increase in average balance and a 21 basis point (8%) increase in the average rate paid. The average balance of certificate accounts increased $82.9 million (6%), while the average rate paid declined 11 basis points (2%) resulting in a $1.3 million (3%) increase in related interest expense. Interest expense on short-term borrowed funds increased $1.6 million (483%) as an increase in average balance of $58.7 million (452%) combined with a 27 basis point (5%) increase in the average rate paid.

Net interest income for the first half of 1997 increased $4.4 million (7%) and equaled $66.5 million. The increase in net interest income arose as a widening net interest spread and margin of 5 basis points (1%) and 6 basis points (2%), respectively, combined with an increase in net average interest-earning assets of $26.7 million (9%).

Provision for Loan Losses

The provision for loan losses amounted to $1.8 million and $3.6 million for the quarter and six months ended June 30, 1997, respectively, compared with $1.4 million and $2.9 million a year ago. The increases are primarily a function of the increased outstanding balance of loans receivable. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. The Bank's allowance for loan losses totaled $26.0 million (0.99% of loans receivable and 87.54% of nonperforming loans) at June 30, 1997, compared with $24.1 million (0.94% of loans receivable and 80.88% of nonperforming loans) at December 31, 1996. The increase in the allowance during the first half of 1997 was the net result of a provision for loan losses of $3.6 million reduced by net chargeoffs of $1.7 million.

Noninterest Income

Noninterest income totaled $3.5 million and $6.8 million for the three and six months ended June 30, 1997, respectively, increases of $0.4 (13%) and $0.7 (11%) from the comparable periods last year. Service charges on deposit accounts which totaled $1.6 million for the quarter and $3.1 million for the six months ended June 30, 1997, increased $0.2 million (18%) and $0.4 million (16%) over the comparable 1996 periods, respectively. The increases are the combined result of increased fees charged by the Bank for certain deposit services such as handling returned checks as well as the higher level of deposit accounts related primarily to the expansion of the Bank's Marble Division in Vermont to include branches acquired from Green Mountain. Net security transactions of $0.3 million for the quarter and six months ended June 30, 1997, resulted from an April 1997 partial recovery of the Nationar investment that was written off in 1995. Brokerage and insurance commissions increased $0.1 million (13%) for the six month period and were essentially flat for the three month period ended June 30, 1997, as compared with the comparable 1996 period.

Noninterest Expense

Noninterest expense increased $0.5 million (2%) to $20.2 million for the three months ended June 30, 1997, compared with $19.7 million for the same period in 1996. For the first half of 1997 noninterest expense of $40.0 million compared with $39.4 million in 1996, an increase of $0.6 million (2%). Compensation and employee benefits totaled $9.9 million for the quarter and $19.9 million for the six months ended June 30, 1997, increases of $0.4 million (4%) and $0.9 million (5%), respectively, from 1996. A net increase in salaries resulted from salaries incurred to staff branches acquired from Green Mountain, other increases in staff necessary to support expanded services, and the effect of annual merit increases beginning in March. The net increase in salaries expense was somewhat reduced by declines in expenses incurred for temporary help for both the second quarter and the first half of 1997 by $0.1 million (63%) and $0.2 million (66%), respectively.

Net occupancy expense for the second quarter of 1997 increased $0.2 million (8%) to $2.4 million primarily as a combined result of increased depreciation of branches acquired from Green Mountain as well as rental expenses relating to the expanded branch network. Similarly, for the first six months of 1997 net occupancy expense increased $0.3 million (7%). Increased furniture, fixtures and equipment expense of $0.4 million (31%) and $0.7 million (27%) for the three and six months ended June 30, 1997, is primarily the result of depreciation of equipment used to assimilate branches acquired into the Bank's data processing system.

FDIC deposit insurance premiums declined $0.8 million (69%) for the three months ended June 30, 1997, and $1.6 million (69%) for the six months ended June 30, 1997, compared with the previous year. At June 30, 1997, approximately 34% of the Bank's deposits, including all of the deposits acquired in the Green Mountain acquisition, were insured by the BIF. The remainder of the Bank's deposits were insured by the SAIF. In September 1996, the Bank recognized as expense a $10.4 million assessment to recapitalize the SAIF. As a result of the one-time special assessment, the SAIF insurance rate was reduced to $0.065 per $100 of deposit for 1997 from $0.230 per $100 for the same period last year. BIF rates were $0.013 per $100 during the first half of 1997 and were effectively zero for the first half of 1996.

Professional, legal and other fees totaled $0.9 million for the second quarter of 1997 and $1.7 million for the first half of 1997, increases of $0.2 million (26%) and $0.4 million (28%), respectively. The increases were primarily related to legal fees.

Telephone, postage and printing expense declined slightly in the second quarter and the first half of 1997, as compared to the prior year and totaled $1.0 million and $2.2 million, respectively. The Company was able to offset additional expenses related to the operation of an expanded Marble Division with managed cost reductions in this area.

The increases in goodwill amortization of $0.1 million (19%) for the three months ended June 30, 1997 and $0.3 million (19%) for the six months ended June 30, 1997, were related to the amortization of goodwill resulting from the Green Mountain acquisition.

Capital securities expense for 1997 totaled $0.3 million and is related to the corporation-obligated mandatorily redeemable capital securities of a subsidiary trust issued on June 6, 1997.

Other noninterest expense of $2.8 million for the three months ended June 30, 1997, represented a decrease of $0.3 million (9%) below prior year levels. For the first half of 1997 other noninterest expense declined $0.6 million (9%) and totaled $5.3 million. These declines occurred primarily as a result of reductions of other real estate expense of $0.2 million (39%) and $0.4 million (39%) for the three and six month periods, respectively and a reduction of $0.1 million (44%) in insurance premiums realized in the first half of 1997.

The ratios of noninterest expense, excluding capital securities expense, to average assets were 2.26% and 2.28% on an annualized basis for the three and six months ended June 30, 1997, compared with 2.37% and 2.36% for the same periods last year. The ratios of noninterest expense net of noninterest income, excluding net securities transactions and capital securities expense, to average assets were 1.89% and 1.91% on an annualized basis for the three and six months ended June 30, 1997, respectively, compared with 2.00% for the comparable periods a year ago. The efficiency ratio measures noninterest expense (excluding amortization of intangibles, real estate owned related expense and capital securities expense) as a percentage of net interest income plus noninterest income (exclusive of net security transactions and real estate owned related income). The efficiency ratios for the quarters ended
June 30, 1997 and 1996 were 51.11% and 53.94%, respectively.
While the efficiency ratios for the first half of 1997 and 1996 were 51.30% and 54.17%, respectively. Efficiency ratios for thrift institutions in the $1-5 billion asset range, as reported by SNL Securities, were 58.98% and 57.06% for the quarters ended December 31, 1996 and March 31, 1997. The comparable ratios for all thrifts in the above time periods were 60.63% and 58.96%, respectively.

Income Tax Expense

Income tax expense for the three months ended June 30, 1997, totaled $5.5 million, a $0.2 million (2%) increase over the same period of the prior year. For the first half of 1997, income tax expense was $10.9 million, an increase of $0.4 million (4%) from the comparable 1996 period. The increases were due to a rise in income before income taxes largely mitigated by a decrease in the effective tax rate. The Company's effective tax rates for the second quarter and first half of 1997 were 36.9% and 36.7%, respectively, compared with 40.6% and 40.2% in 1996. The lower effective tax rate resulted from the combined effect of Federal low income housing and historic preservation tax credits and downward trends in effective state franchise tax rates.

Part II		OTHER INFORMATION

Item 1.	Legal Proceedings

		The Holding Company and the Bank are not engaged in any legal
					proceedings of a material nature at the present time.

Item 2.	Changes in Securities

		None.

Item 3.	Defaults upon Senior Securities

		None.

Item 4.	Submission of Matters to a Vote of Security Holders

		The annual meeting of the shareholders of the Holding Company
was held on	May 21, 1997. Proxies were solicited with respect
to such meeting under	Regulation 14A of the Securities and
Exchange Act of 1934 pursuant to Proxy	materials dated April
12, 1997.

	(a) The election of three directors for a term of three years
each. There were no votes	in opposition to any of the
nominations.

				                                    				Number of    		Number of
							                                    	Affirmative  		Withheld
						                                    		Votes	       		Votes

			John E. Maloy, Sr.	                    		10,645,934	   	738,537
			Henry M. Elliot, Jr.	                 	 	10,630,823   		753,648
			Karen R. Hitchcock, Ph.D.	              	10,611,126	    773,345

		The term of office as a director of the following individuals
continued after the	May 21, 1997 meeting:

			Herbert G. Chorbajian
			William J. Barr
			Anthony P. Tartaglia, M.D.
			Susan J. Stabile, Esq.
			Francis L. McKone

	(b) The ratification of KPMG Peat Marwick LLP as independent
auditors of the	Company for the fiscal year ending December
31, 1997.

                                 					Number of  		Number of 		Number of
                                					 Affirmative		Negative 	 	Withheld
 			                                		Votes	     		Votes		    	Votes

                                 					11,207,050	 	109,481   		67,940

	(c) The stockholder proposal, opposed by the Board of
Directors, to recommend that	the Board of Directors
immediately take steps necessary to actively seek a sale or merger of the Company on terms that will maximize share value for stockholders.

			                                 		Number of  		Number of 		Number of
			                                 		Affirmative		Negative	  	Withheld
			                                 		Votes	     		Votes	    		Votes

                                 					1,603,216  		7,220,444	 	438,926

Item 5.	Other Information

		None.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		The following exhibit is filed as part of this report:

		Regulation S-K Exhibit
		Reference Number

		11.1					Statement regarding Computation of
					    		Per Share Earnings

	(b)	Reports on Form 8-K

		None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


							ALBANK Financial Corporation
								    (Registrant)


DATE:	  August 14, 1997			BY:	 /s/ Herbert G. Chorbajian
                        							Herbert G. Chorbajian
						                        	Chairman of the Board,
					                        		President and Chief Executive Officer
					                        		(Duly Authorized Officer)


DATE:	  August 14, 1997			BY:  /s/  Richard J. Heller
	                      					  	Richard J. Heller
					                        		Executive Vice President and
                              	Chief Financial Officer
		                        					(Principal Financial Officer)



ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Form 10-Q
Exhibit Index


Regulation S-K Exhibit	                                       						Exhibit
Reference Number       						                                      	Number



11		11.1	            Statement regarding Computation of
                				 Per Share Earnings		                	      	    11.1


ALBANK  FINANCIAL CORPORATION AND SUBSIDIARIES
Form 10-Q
Statement regarding Computation of Per Share Earnings



                                                                        Three  Months               Six Months
                                                                        Ended June 30,              Ended June 30,
   Exhibit 11.1                                                         1997         1996           1997         1996
    1.    Net income                                            $  9,440,684    7,834,414     18,757,967   15,545,878

    2.    Weighted average common shares outstanding              12,796,835   13,509,270     12,822,629   13,579,636

    3.    Weighted average common stock equivalents due
            to the dilutive effect of stock options when utilizing
            the treasury stock method. Per share market price
            is based on the average per share market price for
            the period.                                            1,067,106      905,404      1,044,736      883,077

    4.    Total weighted average common shares and
            common stock equivalents outstanding for
            primary earnings per share computation                13,863,941   14,414,674     13,867,365   14,462,713

    5.    Primary earnings per share                            $       0.68         0.54           1.35         1.07


    6.    Weighted average common shares outstanding              12,796,835   13,509,270     12,822,629   13,579,636

    7.    Weighted average common stock equivalents due
            to the dilutive effect of stock options when utilizing
            the treasury stock method. Per share market price
            used is the greater of the average market price for
            the period or the end-of-period market price per
            share.                                                 1,096,052      905,404      1,105,810      887,149

    8.    Total weighted average common shares and
            common stock equivalents outstanding for
            fully diluted earnings per share computation          13,892,887   14,414,674     13,928,439   14,466,785

    9.    Fully diluted earnings per share                      $       0.68         0.54           1.35         1.07