Form 10-Q
period 1997-09-30
ALBANK FINANCIAL CORP
filed 1997-11-14
CIK 882293

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1997          Commission File No. 0-19843

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        								Number of shares outstanding
Class of Common Stock					                      as of October 31, 1997

Common Stock, Par $.01			                    			 12,877,895


ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
INDEX
Part I		FINANCIAL INFORMATION

Item 1.		Financial Statements

		Consolidated Statements of Earnings for the Three
		Months Ended September 30, 1997 and 1996 (Unaudited)

		Consolidated Statements of Earnings for the Nine
		Months Ended September 30, 1997 and 1996 (Unaudited)

		Consolidated Statements of Financial Condition as of September 30, 1997 (Unaudited) and December 31, 1996

		Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996 (Unaudited)

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

Signatures

Exhibit Index

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

                                                                       Three Months Ended
                                                                           September 30,
                                                                        1997           1996
                                                                          (Unaudited)
Interest income:
    Mortgage loans                                               $    43,874         39,129
    Other loans                                                       11,231          9,339
    Securities available for sale                                     10,617         10,076
    Investment securities                                              1,444          2,117
    Federal funds sold                                                    23             27
    Securities purchased under agreement to resell                       --             709
    Stock in Federal Home Loan Bank                                      333            263
Total interest income                                                 67,522         61,660

Interest expense:
    Deposits and escrow accounts                                      30,880         29,551
    Short-term borrowed funds and repurchase agreements                1,844            315
    Long-term debt                                                       281            416
Total interest expense                                                33,005         30,282

Net interest income                                                   34,517         31,378
Provision for loan losses                                              1,800          1,425
Net interest income after provision for loan losses                   32,717         29,953

Noninterest income:
    Service charges on deposit accounts                                1,661          1,375
    Net security transactions                                             19            --
    Brokerage and insurance commissions                                  557            518
    Other                                                              1,052          1,017
Total noninterest income                                               3,289          2,910

Noninterest expense:
    Compensation and employee benefits                                10,145          9,709
    Occupancy, net                                                     2,476          2,223
    Furniture, fixtures and equipment                                  1,664          1,345
    Federal deposit insurance premiums                                   345          1,143
    Federal deposit insurance special SAIF assessment                    --          10,397
    Professional, legal and other fees                                   672            968
    Telephone, postage and printing                                    1,085          1,057
    Goodwill amortization                                                872            737
    Capital securities expense                                         1,170            --
    Other                                                              2,693          2,992
Total noninterest expense                                             21,122         30,571

Income before income taxes                                            14,884          2,292
Income tax expense                                                     5,506            644
Net income                                                       $     9,378          1,648

Primary and fully diluted earnings per share                     $      0.67           0.12

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

                                                                       Nine Months Ended
                                                                           September 30,
                                                                        1997           1996
                                                                            (Unaudited)
Interest income:
    Mortgage loans                                               $   127,987        114,336
    Other loans                                                       33,514         27,862
    Securities available for sale                                     30,130         32,033
    Investment securities                                              4,934          6,659
    Federal funds sold                                                    37            507
    Securities purchased under agreement to resell                         6          2,166
    Stock in Federal Home Loan Bank                                      962            774
Total interest income                                                197,570        184,337

Interest expense:
    Deposits and escrow accounts                                      91,907         89,044
    Short-term borrowed funds and repurchase agreements                3,803            651
    Long-term debt                                                       857          1,130
Total interest expense                                                96,567         90,825

Net interest income                                                  101,003         93,512
Provision for loan losses                                              5,400          4,275
Net interest income after provision for loan losses                   95,603         89,237

Noninterest income:
    Service charges on deposit accounts                                4,778          4,073
    Net security transactions                                            274              5
    Brokerage and insurance commissions                                1,622          1,463
    Other                                                              3,381          3,471
Total noninterest income                                              10,055          9,012

Noninterest expense:
    Compensation and employee benefits                                30,003         28,678
    Occupancy, net                                                     7,467          6,895
    Furniture, fixtures and equipment                                  4,838          3,854
    Federal deposit insurance premiums                                 1,056          3,439
    Federal deposit insurance special SAIF assessment                    --          10,397
    Professional, legal and other fees                                 2,391          2,308
    Telephone, postage and printing                                    3,310          3,361
    Goodwill amortization                                              2,619          2,209
    Capital securities expense                                         1,495            --
    Other                                                              7,955          8,807
Total noninterest expense                                             61,134         69,948

Income before income taxes                                            44,524         28,301
Income tax expense                                                    16,388         11,107
Net income                                                       $    28,136         17,194

Earnings per share:
   Primary                                                       $      2.03           1.20
   Fully diluted                                                        2.02           1.20

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)


                                                                  September 30,  December 31,
                                                                     1997           1996
                                                                        (Unaudited)
              Assets
Cash and due from banks                                          $    59,625         68,883
Securities available for sale, at approximate market value           722,245        617,943
Investment securities (approximate market value of $75,904 at
  September 30, 1997, and $111,091 at  December 31, 1996)              74,608        109,607

Loans receivable                                                   2,716,682      2,566,364
Less: allowance for loan losses                                       26,458         24,114
Loans receivable, net                                              2,690,224      2,542,250

Accrued interest receivable                                           28,318         27,092
Office premises and equipment, net                                    49,615         48,554
Stock in Federal Home Loan Bank, at cost                              21,408         16,913
Real estate owned                                                      3,137          4,012
Goodwill                                                              40,901         43,482
Other assets                                                          26,873         27,400
                                                                 $ 3,716,954      3,506,136

               Liabilities
Deposits                                                         $ 2,968,626      3,013,129
Escrow accounts                                                        7,118         26,603
Accrued income taxes payable                                          12,944          3,938
Short-term borrowed funds and repurchase agreements                  218,493         42,346
Long-term debt                                                        20,061         30,061
Obligation under capital lease                                         4,569          4,646
Other liabilities                                                     91,631         66,288
Total liabilities                                                  3,323,442      3,187,011

Corporation-obligated mandatorily redeemable
  capital securities of a subsidiary trust ("capital securities")     50,000            --

               Stockholders' Equity
Preferred stock, $.01 par value. Authorized 25,000,000 shares;
  none outstanding                                                       --             --
Common stock, $.01 par value. Authorized 50,000,000 shares;
  15,697,500 shares issued; 12,872,195 shares outstanding at
  September 30, 1997, and 12,910,763 shares outstanding at
  December 31, 1996                                                      157            157
Additional paid-in capital                                           182,328        180,670
Retained earnings, substantially restricted                          235,728        214,283
Treasury stock, at cost (2,825,305 shares at September 30, 1997,
  and 2,786,737 shares at December 31, 1996)                         (73,898)       (71,235)
Unrealized gain on securities available for sale, net of tax           5,130          1,781
Common stock acquired by:
    Employee stock ownership plan ("ESOP")                            (5,924)        (6,279)
    Bank recognition plan ("BRP")                                         (9)          (252)
Total stockholders' equity                                           343,512        319,125
                                                                 $ 3,716,954      3,506,136

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)



                                                                                     Net Unrealized
                                                                                       Gain (Loss)    Common    Common
                                                      Additional                     on Securities     Stock     Stock
                                             Common    Paid-in   Retained  Treasury      Available  Acquired  Acquired
                                              Stock    Capital   Earnings    Stock        for Sale   by ESOP    by BRP     Total
Nine Months Ended September 30, 1996

Balance at December 31, 1995                $   157    151,969   258,631   (82,381)         3,528    (7,535)   (1,187)  323,182

Net income                                       --         --    17,194        --             --        --        --    17,194

Purchase of treasury stock (736,517 shares)      --         --        --   (20,101)            --        --        --   (20,101)

Exercise of stock options                        --         --       282       732             --        --        --     1,014

Tax benefits related to vested BRP stock and
  stock options exercised                        --        599        --        --             --        --        --       599

Adjustment of securities available for sale
  to market, net of tax                          --         --        --        --         (4,045)       --        --    (4,045)

Cash dividends declared                          --         --    (4,824)       --             --        --        --    (4,824)

Stock dividends declared                         --     27,803   (64,051)   36,248             --        --        --        --

Amortization of award of ESOP stock              --         --        --        --             --       318        --       318

Amortization of award of BRP stock               --         --        --        --             --        --       701       701

Balance at September 30, 1996               $   157    180,371   207,232   (65,502)          (517)   (7,217)     (486)  314,038


Nine Months Ended September 30, 1997

Balance at December 31, 1996                $   157    180,670   214,283   (71,235)         1,781    (6,279)     (252)  319,125

Net income                                       --         --    28,136        --             --        --        --    28,136

Purchase of treasury stock (154,468 shares)      --         --        --    (5,057)            --        --        --    (5,057)

Exercise of stock options                        --         --      (528)    2,394             --        --        --     1,866

Tax benefits related to vested BRP stock
 and stock options exercised                     --      1,658        --        --             --        --        --     1,658

Adjustment of securities available for
 sale to market, net of tax                      --         --        --        --          3,349        --        --     3,349

Cash dividends declared                          --         --    (6,163)       --             --        --        --    (6,163)

Amortization of award of ESOP stock              --         --        --        --             --       355        --       355

Amortization of award of BRP stock               --         --        --        --             --        --       243       243

Balance at September 30, 1997               $   157    182,328   235,728   (73,898)         5,130    (5,924)       (9)  343,512

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)(Unaudited)
                                                                                                Nine Months Ended
                                                                                                    September 30,
                                                                                                1997                1996

Decrease in cash and cash equivalents
Cash flows from operating activities
Net income                                                                              $     28,136              17,194
Reconciliation of net income to net cash provided by operating activities:
    Depreciation and lease amortization                                                        4,857               3,934
    Goodwill amortization                                                                      2,619               2,209
    Amortization of capitalized costs related to the issuance of capital securities               14                  --
    Net amortization of premiums and accretion of discounts on securities                        703                 972
    Amortization of award of ESOP and BRP stock                                                1,185               1,643
    Net gain on security transactions                                                           (274)                 (5)
    Net gain on sale of real estate owned                                                       (229)               (308)
    Origination of loans receivable for sale                                                  (5,405)            (15,775)
    Proceeds from sale of loans receivable                                                    10,239              20,273
    Provision for loan losses                                                                  5,400               4,275
    Writedown of real estate owned                                                               219                 473
    Net decrease (increase) in accrued interest receivable                                    (1,226)                725
    Net decrease (increase) in other assets                                                   (2,062)              2,325
    Net increase (decrease) in accrued income taxes payable                                   10,664              (1,377)
    Net increase in other liabilities and obligation under capital lease                      27,221              18,746
Net cash provided by operating activities                                                     82,061              55,304

Cash flows from investing activities
Net cash used by acquisition activity                                                             --             (61,439)
Proceeds from the sale of  securities available for sale                                          --              25,485
Proceeds from the maturity or call of securities available for sale                          163,563             130,762
Proceeds from the sale of securities available for sale                                       10,519                  --
Proceeds from the maturity or call of investment securities                                   55,377              53,544
Proceeds from the partial recovery of Nationar investment                                        252                  --
Purchase of securities available for sale                                                   (273,762)            (45,105)
Purchase of investment securities                                                            (20,369)            (25,179)
Purchase of loans receivable                                                                (211,728)           (170,883)
Net decrease (increase) in loans receivable                                                   50,271             (24,213)
Redemption (purchase) of Federal Home Loan Bank stock                                         (4,495)              2,912
Proceeds from the sale of real estate owned                                                   4,120               4,644
Capital expenditures                                                                          (5,918)             (4,215)
Net cash used by investing activities                                                       (232,170)           (113,687)

Cash flows from financing activities
Net increase (decrease) in deposits                                                          (44,503)              5,778
Net decrease in escrow accounts                                                              (19,485)            (18,975)
Net increase in short-term borrowed funds and repurchase agreements                          176,147              53,532
Proceeds from long-term debt                                                                     --               30,061
Repayment of long-term debt                                                                  (10,000)                 --
Proceeds from capital securities                                                              50,000                  --
Purchase of treasury stock                                                                    (5,057)            (20,101)
Dividends paid                                                                                (8,117)             (4,638)
Cash proceeds from the exercise of stock options                                               1,866                 399
Net cash provided by financing activities                                                    140,851              46,056

Net decrease in cash and cash equivalents                                                     (9,258)            (12,327)
Cash and cash equivalents at beginning of period                                              68,883             105,002
Cash and cash equivalents at end of period                                              $     59,625              92,675

Supplemental disclosures of cash flow information
Cash paid during the period:
    Interest on deposits, escrows, short-term borrowed funds,
        repurchase agreements and long-term debt                                        $     96,882              90,936
    Income taxes                                                                               6,549              12,804

Supplemental schedule of noncash investing and financing activities:
      Net reduction in loans resulting from transfers to real estate owned                     3,235               5,380
      Net unrealized loss on securities available for sale                                     5,312              (6,874)
      Tax benefits related to vested BRP stock and stock options                               1,658                 599
      Acquisition activity:
         Fair value of noncash assets acquired                                                    --             530,967
         Fair value of liabilities assumed                                                        --             461,967

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1996 Form 10-K of ALBANK Financial Corporation and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.

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

NOTE 2.  Acquisitions

On November 10, 1997, ALBANK Commercial, a newly formed commercial bank subsidiary of the company, acquired 35 New York State banking offices from KeyBank National Association (the "KeyBank Transaction"). The offices are located in northern New York, the greater Hudson Valley and the Binghamton area. The transaction included deposit liabilities of approximately $540 million and loans of approximately $49 million for which ALBANK Commercial paid a deposit premium of approximately 7%. Under a separate agreement announced in August, ALBANK will acquire three additional New York State branch offices currently operated by First Union National Bank, a subsidiary of First Union Corporation of Charlotte, North Carolina. That transaction, which involves approximately $33.5 million in deposits, is scheduled to close early next year.

NOTE 3. Corporation-Obligated Mandatorily Redeemable Capital
Securities of Subsidiary Trust

On June 6, 1997, the Company, through the Trust formed for the sole purpose of issuing capital securities, issued $50,000,000 in 9.27% capital securities due June 6, 2027 (the "Capital Securities"), in a private transaction. Proceeds of this issue are being used for general corporate purposes. In October, 1996 the Federal Reserve Board approved Tier I capital treatment for this type of capital security. "Dividends" paid on this type of security are treated as interest for income tax purposes and are, therefore, a deductible expense. The proceeds to the Trust were lent to the Holding Company as long-term junior subordinated debentures that are subordinated to all Holding Company debt but senior to all common stock. The Capital Securities may be called at a premium, in whole or in part, on or after June 6, 2007, and provisions are included which could provide for the temporary deferral of "dividend" payments for up to five years under certain conditions.

The Company and the Trust have filed with the Securities and Exchange Commission a Registration Statement on Form S-4 with respect to the Trust's $50,000,000 in 9.27% Capital Securities due June 6, 2007 and the Company's $51,547,000 in corresponding junior subordinated debentures that will be offered in exchange for the existing privately placed Capital Securities and junior subordinated debentures.

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

In June 1997, the FASB issued SFAS No. 130, " Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 consolidated financial statements.

In June 1997, the FASB issued SFAS No, 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing any required information for inclusion in the 1998 annual consolidated financial statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ALBANK Financial Corporation (the "Holding Company", "Company", "Corporation", "ALBANK") completed its initial public offering on April 1, 1992. To date, the principal operations of ALBANK Financial Corporation have been those of ALBANK, FSB and subsidiaries (the "Bank"). As a result of the formation of ALBANK Commercial as a New York State-chartered FDIC-insured commercial bank in October 1997 in connection with the acquisition by ALBANK Commercial on November 10, 1997 of 35 New York State banking offices of KeyBank National Association with deposit liabilities of approximately $540 million and loans of approximately $49 million, ALBANK became a bank holding company, registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956.

The Bank operates as a thrift institution with its principal business being the solicitation of deposits from the general public; these deposits, together with funds generated from operations, are invested primarily in single-family, owner occupied adjustable rate mortgage loans. The Bank is a member of the Federal Home Loan Bank of New York and is subject to certain regulations of the Federal Reserve Board with respect to reserves required to be maintained against deposits and certain other matters. Approximately 66% of the Bank's deposit accounts as of September 30, 1997, were insured by the Savings Association Insurance Fund ("SAIF"), as administered by the FDIC, and approximately 34% were treated as insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, in each case, up to the maximum amount permitted by law. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank conducts its operations through a network of 73 branch offices in upstate New York, western Massachusetts and Vermont. The Bank's principal operating subsidiary is Alvest Financial Services, Inc. This wholly owned company, operating through the Bank's branch network, offers a full range of investment and insurance products and services.

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

Under a consent decree filed in the U.S. District Court for the Northern District of New York on August 13, 1997, entered into by the U.S. Department of Justice, the Company and the Bank concerning allegations of fair lending violations relating to certain of the Bank's arrangements with unaffiliated "correspondent" mortgage bankers or brokers from whom the Bank purchased loans originated in Connecticut and in Westchester County, New York, the Bank agreed to make available $35 million of home mortgage loans at 1.5% below market rates to homebuyers in the Connecticut cities of Bridgeport, Hartford, New Britian, New Haven, Norwalk, Stamford and Waterbury over the next five years. In Westchester County below I-287, the Bank will make available $20 million in similarly discounted loans over the next two years. The Bank will also contribute $350,000 over the next five years to support home buying counseling and education programs provided by local organizations in these areas, and will spend another $350,000, primarily in the form of services, for the Bank's home buyer education programs.

In agreeing to the Consent Decree, the Bank denied any and all allegations that it intentionally violated fair lending laws. In particular, the Bank believes that the loan origination criteria that it set for the mortgage bankers from whom it purchased loans in Connecticut and Westchester County were based primarily on credit quality considerations and, initially, the desire to stay within markets similar to the Bank's upstate New York lending area. The Bank agreed to accept the conditions of the Consent Decree because it believed that the cost of contesting allegations in the courts would have been significant, and that protracted litigation would have hampered the Bank's strategic growth plans.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents at September 30, 1997, were $59.6 million, a decrease of $9.3 million (13%) from $68.9 million at December 31, 1996.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS Regulations. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 5%. The Bank's liquidity ratio at September 30, 1997, was 23.71%.

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

At September 30, 1997, the Bank's capital exceeded each of the capital requirements of the OTS. At September 30, 1997, the Bank's tangible and core capital levels were both $233.9 million (6.40% of total adjusted assets) and its risk-based capital level was $260.2 million (11.70% of total risk-weighted assets). The minimum regulatory capital ratio requirements are 1.5% for tangible capital, 3.0% for core capital and 8.0% for risk-based capital.

Financial Condition

On September 30, 1997, total assets equaled $3.717 billion, an increase of $210.8 million (6%) from the $3.506 billion outstanding at year-end 1996. The increase in total assets was generally the combined result of the June 6, 1997, issuance of $50.0 million of Capital Securities (See Note 3 to Unaudited Consolidated Interim Financial Statements) and an increased level of net borrowings. Securities available for sale of $722.2 million at September 30, 1997, increased $104.3 million (17%) from year-end 1996 as purchases of $273.8 million exceeded investment proceeds from maturities, payments, calls and sales of $174.1 million. Investment securities declined $35.0 million (32%) and totaled $74.6 million at September 30, 1997, as investment proceeds of $55.4 million exceeded additions to the portfolio of $20.4 million. Loans receivable of $2.717 billion at September 30, 1997, increased $150.3 million (6%) from year-end 1996 as mortgage and other loan originations of $411.0 million and $57.7 million, respectively, outpaced principal paydowns in each portfolio. Stock in the Federal Home Loan Bank of $21.4 million increased $4.5 million (27%) due to a purchase of stock during the first quarter of 1997 in order to maintain required regulatory levels.

Total liabilities increased $136.4 million (4%) from year-end 1996 and equaled $3.323 billion at September 30, 1997. Total deposits of $2.969 billion declined $44.5 million (1%) as an increase of $9.3 million (1%) in time accounts was more than offset by declines in savings accounts, money market accounts, interest-bearing transaction accounts and noninterest checking accounts of $44.9 million (5%), $7.0 million (3%), $1.1 million and $0.9 million (1%), respectively. Escrow accounts declined $19.5 million (73%) and totaled $7.1 million at September 30, 1997 as a result of seasonal tax payments. A related increase in other liabilities occurred as outstanding checks increased $24.2 million (95%). Borrowings increased $166.1 million (229%) to total $238.6 million at September 30, 1997. Such increases were used to fund additional investments in securities available for sale along with increases in net loans outstanding. Accrued income taxes payable increased $9.0 million (229%) to total $12.9 million at September 30, 1997, due mainly to the timing of the required federal and state estimated income tax payments.

Stockholders' equity of $343.5 million increased $24.4 million (8%) from $319.1 million at year-end 1996. Increases included net income of $28.1 million, stock option exercises of $1.9 million, net unrealized appreciation in the securities available for sale portfolio of $3.4 million since December 31, 1996, and amortization and tax benefits related to ESOP and BRP stock of $2.3 million. Offsetting these increases were purchases of treasury stock amounting to $5.1 million and cash dividends declared during the first nine months of 1997 of $6.2 million.

Book value per common share increased to $26.69 per share at September 30, 1997, from $24.72 per share at December 31, 1996. The increase is a combined result of an increase in stockholders' equity of $24.4 million (8%) to $343.5 million at September 30, 1997, and a reduction in shares outstanding as additional stock was purchased under the Company's repurchase program. At September 30, 1997, the Holding Company held 2,825,305 shares of its common stock as treasury stock compared with 2,786,737 at year-end 1996. During the first nine months of 1997 the Holding Company acquired 154,468 shares pursuant to its repurchase program at a cost of $5.1 million and distributed 115,900 shares to fulfill stock option exercises. At September 30, 1997, the Company's ratio of equity to assets was 9.24%, which compared with 9.10% at December 31, 1996.

Nonperforming assets increased $1.1 million (3%) to total $34.9 million at September 30, 1997, compared with $33.8 million as of December 31, 1996. Nonperforming loans increased $1.9 million (6%) from year-end 1996 and totaled $31.7 million at September 30, 1997, compared with $29.82 million at year-end 1996. The increase in nonperforming loans reflects mainly a decline of $2.7 million (25%) in accruing loans 90 days or more delinquent, offset by an increase of $4.6 million (24%) in nonaccrual loans. The ratio of nonperforming assets to total assets at September 30, 1997, was 0.94% compared with 0.96% at December 31, 1996.
The ratio of nonperforming loans to loans receivable was 1.17% at September 30, 1997, compared with 1.16% at December 31, 1996.

Comparisons of Operating Results for the Three and Nine Months
Ended September 30, 1997 and 1996

The analyses of net interest income that are shown in the following tables are an integral part of the discussion of the results of operations for three and nine months ended September 30, 1997, compared with the corresponding period of the prior year.

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

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Rate/Volume Analysis
(in thousands) (unaudited)
                                         Three months ended September 30, 1997
                                                                 compared with
                                         Three months ended September 30, 1996
                                                           Increase (Decrease)
                                                          Due to
                                                Volume      Rate          Net
Interest Income
Mortgage loans, net (1)                      $  4,770       (25)        4,745
Other loans, net (1)                            1,787       105         1,892
Securities available for sale                     456        85           541
Investment securities                            (758)       84          (674)
Federal funds sold                                 (6)        2            (4)
Securities purchased under agreement to resell   (709)        0          (709)
Stock in Federal Home Loan Bank                    70         1            71
Total                                           5,610       252         5,862

Interest Expense
Deposits:
  Savings accounts (2)                           (396)      (66)        (462)
  Transaction accounts (3)                        207       (38)         169
  Certificate accounts                          1,014       608        1,622
Short-term borrowed funds and
 repurchase agreements                          1,496        33        1,529
Long-term debt                                   (140)        5         (135)
Total                                           2,181       542        2,723

Change in net interest income                $  3,429      (290)       3,139


                                         Nine months ended September 30, 1997
                                                                compared with
                                         Nine months ended September 30, 1996
                                                          Increase (Decrease)
                                                         Due to
                                               Volume      Rate         Net
Interest Income
Mortgage loans, net (1)                     $  14,821    (1,170)      13,651
Other loans, net (1)                            6,067      (415)       5,652
Securities available for sale                  (1,959)       56       (1,903)
Investment securities                          (2,020)      295       (1,725)
Federal funds sold                               (482)       12         (470)
Securities purchased under agreement to resell (2,037)     (123)      (2,160)
Stock in Federal Home Loan Bank                   178        10           188
Total                                          14,568    (1,335)       13,233

Interest Expense
Deposits:
  Savings accounts (2)                         (1,023)     (218)      (1,241)
  Transaction accounts (3)                        775       444        1,219
  Certificate accounts                          3,251      (366)       2,885
Short-term borrowed funds and
 repurchase agreements                          3,100        52        3,152
Long-term debt                                   (283)       10         (273)
Total                                           5,820       (78)       5,742

Change in net interest income               $   8,748    (1,257)       7,491

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

                                                                       Three Months Ended September 30,
                                                                      1997                              1996
                                                                             Average                              Average
                                                           Average            Yield/         Average               Yield/
                                                           Balance  Interest    Cost         Balance   Interest     Cost
                                                                         (Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1)                            $ 2,179,034   43,874     8.05 %    $ 1,942,108    39,129       8.06 %
    Other loans, net (1)                                   484,332   11,231     9.22          407,224     9,339       9.15
    Securities available for sale                          674,267   10,617     6.30          645,286    10,076       6.25
    Investment securities                                   86,572    1,444     6.67          132,199     2,117       6.40
    Federal funds sold                                       1,692       23     5.31            2,098        27       5.25
    Securities purchased under agreement to resell              --       --       --           48,641       709       5.79
    Stock in Federal Home Loan Bank                         21,408      333     6.23           16,913       263       6.18
Total interest-earning assets                            3,447,305   67,522     7.82        3,194,469    61,660       7.72

Noninterest-earning assets                                 180,531                            171,671
Total assets                                           $ 3,627,836                        $ 3,366,140

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
        Savings accounts (2)                            $  821,692     5,933     2.87 %   $    876,454     6,395       2.90 %
        Transaction accounts (3)                           494,967     3,118     2.50          462,167     2,949       2.54
        Certificate accounts                             1,581,869    21,829     5.47        1,507,623    20,207       5.33
    Short-term borrowed funds and
     repurchase agreements                                 128,990     1,844     5.61           24,155       315       5.18
    Long-term debt                                          20,061       281     5.56           30,042       416       5.51
Total interest-bearing liabilities                       3,047,579    33,005     4.29        2,900,441    30,282       4.15
Noninterest-bearing demand deposits                        108,557                              83,422
Noninterest-bearing liabilities                             85,002                              66,022
Total liabilities                                        3,241,138                           3,049,885

Capital securities                                          50,000                                  --
Stockholders' equity                                       336,698                             316,255
Total liabilities and
  stockholders' equity                                 $ 3,627,836                         $ 3,366,140

Net interest income and
  net interest spread                                              $  34,517     3.53 %              $  31,378           3.57 %

Net interest-earning assets and
  net interest margin                                   $  399,726                    4.03 % $ 294,028                   3.94 %

Interest-earning assets to
  interest-bearing liabilities                                1.13 x                               1.10 x


Average balances are derived principally from average daily balances and include nonaccruing loans.
Tax-exempt securities income has not been calcualted on a tax equivalent basis. Interest on securities available for sale includes dividends received on equity securities.

(1) Net of unearned discounts, premiums and related deferred loan fees/costs, where applicable.
(2) Includes passbook, statement and interest-bearing escrow accounts.
(3) Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.

                                                                            Nine Months Ended September 30,
                                                                         1997                                   1996
                                                                                   Average                               Average
                                                           Average                  Yield/        Average                 Yield/
                                                           Balance     Interest       Cost        Balance     Interest      Cost
                                                                            (Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1)                            $ 2,117,841     127,987        8.06 %  $ 1,872,775     114,336       8.14 %
    Other loans, net (1)                                   487,870      33,514        9.18        399,635      27,862       9.30
    Securities available for sale                          642,921      30,130        6.25        684,724      32,033       6.24
    Investment securities                                   99,213       4,934        6.63        140,073       6,659       6.34
    Federal funds sold                                         907          37        5.32         12,728         507       5.33
    Securities purchased under agreement to resell             146           6        5.70         49,544       2,166       5.84
    Stock in Federal Home Loan Bank                         20,486         962        6.26         16,701         774       6.19
Total interest-earning assets                            3,369,384     197,570        7.82      3,176,180     184,337       7.74

Noninterest-earning assets                                 181,301                                170,080
Total assets                                           $ 3,550,685                            $ 3,346,260

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
        Savings accounts (2)                            $  826,180      17,871        2.89 %   $  873,392      19,112       2.92 %
        Transaction accounts (3)                           499,314       9,863        2.64        459,419       8,644       2.51
        Certificate accounts                             1,579,962      64,173        5.43      1,499,971      61,288       5.46
    Short-term borrowed funds and
     repurchase agreements                                  91,027       3,803        5.54         16,739         651       5.20
    Long-term debt                                          20,830         857        5.50         27,715       1,130       5.44
Total interest-bearing liabilities                       3,017,313      96,567        4.28      2,877,236      90,825       4.22
Noninterest-bearing demand deposits                        103,785                                 78,454
Noninterest-bearing liabilities                             79,838                                 70,807
Total liabilities                                        3,200,936                              3,026,497

Capital securities                                          21,429                                   --
Stockholders' equity                                       328,320                                319,763
Total liabilities and
  stockholders' equity                                 $ 3,550,685                            $ 3,346,260

Net interest income and
  net interest spread                                                $ 101,003        3.54 %                $  93,512       3.52 %

Net interest-earning assets and
  net interest margin                                  $  352,071                     3.99 %   $  298,944                   3.92 %

Interest-earning assets to
  interest-bearing liabilities                               1.12 x                                  1.10 x


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

Net Income and Interest Analysis

Three Months Ended September 30, 1997 compared with 1996

Net income for the quarter ended September 30, 1997, was $9.4 million, an increase of $7.7 million (469%) from the comparable quarter last year. Primary and fully diluted earnings per share were $0.67 for the third quarter of 1997, up from $0.12 per share a year ago. The 1997 results of operations include the impact of the September 1996 acquisition of approximately $108 million in loans and deposits from the Green Mountain Bank of Rutland, Vermont ("Green Mountain"), a wholly owned subsidiary of Arrow Financial Corporation, and the 1996 one-time assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Net interest income increased $3.1 million (10%) and totaled $34.5 million for the third quarter of 1997. Noninterest income increased $0.4 million (13%) and totaled $3.3 million, while noninterest expense declined $9.4 million (31%) and totaled $21.1 million. Return on average equity and return on average assets for the third quarter of 1997 were 11.05% and 1.03%, respectively. For the comparable 1996 period, return on average equity was 2.07%, while return on average assets was 0.19%.

"Core net income" excludes income or expense amounts (net of income taxes) included in net income of a nonrecurring nature which detract from comparative analysis. For the third quarter of 1997 and 1996 core net income totaled $9.4 million and $8.0 million, respectively. For the third quarter of 1997 there were no adjustments to net income to arrive at core net income. Core net income for 1996 excludes the $6.4 million after-tax, $10.4 million before-tax, assessment to recapitalize the SAIF which amounted to $0.45 per fully diluted share. Core return on average equity for the third quarter of 1997 was 11.05% compared with 10.10% for the same period last year; core return on average assets rose to 1.03% from 0.95% in 1996. "Cash net income" is defined as core net income plus amortization of goodwill and costs associated with certain stock related employee benefit plans. Cash net income for the quarter ended September 30, 1997, was $10.6 million or $0.76 per share on a primary and fully diluted basis. Cash net income for the quarter ended September 30, 1996, was $9.3 million or $0.66 per share on a both primary and fully diluted basis. Cash return on average tangible equity for the third quarter of 1997 was 14.20% compared with 13.26% for the same period last year; cash return on average assets rose to 1.16% from 1.10% in 1996.

Interest income for the three months ended September 30, 1997, totaled $67.5 million, an increase of $5.9 million (10%) from 1996's third quarter and was a combined result of a $252.8 million (8%) rise in average interest-earning assets to $3.447 billion and a 10 basis point (1%) increase in the average rate earned to 7.82%. Interest income on mortgage loans increased $4.7 million (12%) and totaled $43.9 million as a 1 basis point decline in the average rate earned was more than offset by a $236.9 million (12%) rise in the average balance. The average balance increased as a result of approximately $108 million in balances acquired from Green Mountain in September 1996 coupled with loan originations of $212.1 million in the third quarter of 1997 (which compared with $221.0 million in the third quarter of 1996). Interest income on other loans was $11.2 million, an increase of $1.9 million (20%), as both the average rate earned and the average balance increased by 7 basis points (1%) and $77.1 million (19%), respectively. Interest income on securities available for sale increased $0.5 million (5%) and totaled $10.6 million. The increase occurred as an increase in the average amount invested of $29.0 million (4%) coupled with an increase in the average rate earned of 5 basis points (1%). Interest income on investment securities of $1.4 million was $0.7 million (32%) lower than the comparable 1996 period as a decline in the average balance invested of $45.6 million (35%) more than offset an increase in the average rate earned of 27 basis points (4%). A decline in interest income on securities purchased under agreement to resell of $0.7 million (100%) was the result of the maturity of securities in 1997 which were outstanding during the third quarter of 1996.

Interest expense for the quarter ended September 30, 1997, amounted to $33.0 million, $2.7 million (9%) more than the corresponding quarter of last year as the combined result of a $147.1 million (5%) increase in average interest-bearing liabilities to $3.048 billion and a 14 basis point (3%) increase in the average rate paid to 4.29%. The increase in average interest-bearing deposits of $52.3 million (2%) to $2.899 billion was attributable to the assumption of approximately $108 million in deposits in conjunction with the Green Mountain acquisition. Declines in savings account average balances of $54.8 million (6%) and average rate paid of 3 basis points (1%) resulted in a decrease of $0.5 million (7%) in interest expense compared with the third quarter of 1996. Transaction account average balances grew $32.8 million (7%) while rates paid decreased by 4 basis points (2%) resulting in an increase in related interest expense of $0.2 million (6%) to $3.1 million. Interest expense on certificate accounts increased $1.6 million (8%) and totaled $21.8 million as the combined result of a $74.2 million (5%) increase in average balances and a 14 basis point (3%) decrease in the average rate paid. Interest expense on short-term borrowings totaled $1.8 million as a result of a $104.8 million increase in average balances to $129.0 million coupled with a 43 basis point (8%) increase in the average rate paid. Interest expense on long-term debt was $0.3 million, a decrease of $0.1 million (32%) that was the net result of a $10.0 million (33%) decline in the average balance and a 5 basis point (1%) increase in the average rate paid.

Net interest income for the three months ended September 30, 1997, totaled $34.5 million, $3.1 million (10%) greater than the $31.4 million reported for the comparable quarter a year ago. The increase in net interest income occurred as a result of a rise of $252.8 million (8%) in interest-earning assets which exceeded an increase of $147.1 million (5%) in interest-bearing liabilities. The net interest spread of 3.53% was 4 basis points (1%) lower than the results recorded in the comparable quarter a year ago. The net interest margin for the third quarter of 1997 totaled 4.03% and was 9 basis points (2%) higher than the 1996 third quarter. The increased margin arose as average interest-bearing assets had a greater percentage increase than average interest-bearing liabilities. The net interest spread declined as the rate earned on interest-bearing assets increased by 10 basis points (1%), while the rate paid on interest-bearing liabilities increased by 14 basis points (3%).

Nine Months Ended September 30, 1997 compared with 1996

Net income of $28.1 million for first nine months of 1997, represented an increase of $10.9 million (64%) from the comparable 1996 period. Primary and fully diluted earnings per share were $2.03 and $2.02, respectively for the nine months ended September 30, 1997, both of which were up approximately 70% from $1.20 per share reported in the corresponding categories during 1996. The 1997 results of operations include the impact of the September 1996 acquisition of Green Mountain and the 1996 $6.4 million after tax charge to recapitalize the SAIF. Net interest income increased $7.5 million (8%) and totaled $101.0 million for the first nine months of 1997. Noninterest income of $10.1 million increased $1.0 million (12%) compared with 1996. Noninterest expense decreased $8.8 million (13%) and totaled $61.1 million for the nine months ended September 30, 1997. Return on average equity and return on average assets for the first nine months of 1997 were 11.46% and 1.06%, respectively, compared with 7.18% and 0.69% in 1996.

Core net income for the first nine months of 1997 excludes the $0.2 million after tax, partial recovery of the 1995 Nationar write-off. Core net income for 1996 excludes the $6.4 million after-tax charge to recapitalize the SAIF. For the nine months of 1997, core net income was $28.0 million or $2.01 per share on a primary and fully diluted basis, compared with $23.6 million or $1.65 per primary share and $1.64 per fully diluted share for 1996. Core return on average equity for the first nine months of 1997 was 11.39% compared with 9.85% for the same period last year; core return on average assets rose to 1.05% from 0.94% in 1996. Cash net income for the nine months ended September 30, 1997, was $31.8 million compared with $27.4 million for 1996. Earnings per share based on cash net income were $2.29 on a primary basis and $2.28 on a fully diluted basis for the first nine months of 1997 compared with $1.92 and $1.91 on a primary and fully diluted basis for 1996, respectively. Cash return on average tangible equity for the first nine months of 1997 was 14.85% compared with 12.97% for the same period last year; cash return on average assets rose to 1.20% from 1.09% in 1996.

Interest income for the nine months of 1997 equaled $197.6 million, $13.2 million (7%) higher than the corresponding period of 1996. The increase resulted as average interest-earning assets rose $193.2 million (6%), primarily as a result of approximately $108 million in loans received in the Green Mountain acquisition, and totaled $3.369 billion for the nine months ended September 30, 1997, while the average rate earned increased 8 basis points (1%) to 7.82%. Interest income on mortgage loans increased $13.7 million (12%) and totaled $128.0 million as a $245.1 million (13%) increase in average amount invested was partially reduced by a 8 basis point (1%) decline in the average rate earned. An increase in the average balance of other loans of $88.2 million (22%) offset with a 12 basis point (1%) decline in the average rate earned resulted in an increase in interest income of $5.7 million (20%). Average loan balances outstanding continued to expand despite a $15.8 million (3%) decrease in loan originations which totaled $468.7 million in the first nine months of 1997 compared with $484.5 million generated in the comparable period of 1996. Interest income on securities available for sale declined $1.9 million (6%) as a result of decreases in the average amount invested of $41.8 million (6%) and a 1 basis point increase in the average rate earned. Interest income on investment securities dropped $1.7 million (26%) as a decline in the average amount invested of $40.9 million (29%) was partially offset by an increase in the average rate paid of 29 basis points (5%). The average amount invested in federal funds sold declined $11.8 million (93%) resulting in a corresponding percentage decline in related interest income. The maturity of a $50.0 million repurchase agreement which was outstanding throughout the first nine months of 1996 resulted in a decline in related interest income of $2.2 million.

Interest expense for the first nine months of 1997 was $96.6 million, an increase of $5.7 million (6%) from 1996. The increase was the combined result of increases in average balance and average rate paid of $140.1 million (5%) and 6 basis points (1%), respectively. Interest expense on savings accounts declined $1.2 million (6%) as a decline in the average balance of $47.2 million (5%) combined with a 3 basis point (1%) drop in the average rate paid. A $1.2 million (14%) increase in interest expense on transaction accounts resulted from a $39.9 million (9%) increase in average balance and a 13 basis point (5%) increase in the average rate paid. The average balance of certificate accounts increased $80.0 million (5%), while the average rate paid declined 3 basis points (1%) resulting in a $2.9 million (5%) increase in related interest expense. Interest expense on short-term borrowed funds increased $3.2 million (484%) as an increase in average balance of $74.3 million (444%) combined with a 34 basis point (7%) increase in the average rate paid.

Net interest income for the first nine months of 1997 increased $7.5 million (8%) and equaled $101.0 million. The increase in net interest income arose as a widening net interest spread and margin of 2 basis points (1%) and 7 basis points (2%), respectively, combined with an increase in net interest-earning assets of $53.1 million (18%).

Provision for Loan Losses

The provision for loan losses amounted to $1.8 million and $5.4 million for the quarter and nine months ended September 30, 1997, respectively, compared with $1.4 million and $4.3 million a year ago. The increases are primarily a function of the increased outstanding balance of loans receivable. The Bank utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Bank's loan portfolio and changes in appraised values of collateral as well as general economic conditions. The Bank's allowance for loan losses totaled $26.5 million (0.97% of loans receivable and 83.43% of nonperforming loans) at September 30, 1997, compared with $24.1 million (0.94% of loans receivable and 80.88% of nonperforming loans) at December 31, 1996. The increase in the allowance during the first nine months of 1997 was the net result of a provision for loan losses of $5.4 million reduced by net chargeoffs of $3.1 million.

Noninterest Income

Noninterest income totaled $3.3 million and $10.1 million for the three and nine months ended September 30, 1997, respectively, increases of $0.4 (13%) and $1.0 (12%) from the comparable periods last year. Service charges on deposit accounts which totaled $1.7 million for the quarter and $4.8 million for the nine months ended September 30, 1997, increased $0.3 million (21%) and $0.7 million (17%) over the comparable 1996 periods, respectively. The increases are the combined result of increased fees charged by the Bank for certain deposit services such as handling returned checks as well as the higher level of deposit accounts related primarily to the expansion of the Bank's Marble Division in Vermont to include branches acquired from Green Mountain. Net security transactions for the nine months ended September 30, 1997 include a $0.3 million April 1997 partial recovery of the Nationar investment that was written off in 1995. Brokerage and insurance commissions increased $0.2 million (11%) for the nine month period and were essentially flat for the three month period ended September 30, 1997, as compared with the comparable 1996 period.

Noninterest Expense

Noninterest expense decreased $9.4 million (31%) and totaled $21.1 million for the three months ended September 30, 1997, compared with $30.6 million for the same period in 1996. For the first nine months of 1997 noninterest expense of $61.1 million compared with $69.9 million in 1996, a decrease of $8.8 million (13%). Excluding the effect of the September 1996 $10.4 million assessment to recapitalize the SAIF, noninterest expense increased $1.0 million (5%) and $1.6 million (3%) for the three and nine months periods, respectively. Compensation and employee benefits totaled $10.1 million for the quarter and $30.0 million for the nine months ended September 30, 1997, increases of $0.4 million (4%) and $1.3 million (5%), respectively, from 1996. A net increase in salaries resulted from salaries incurred to staff branches acquired from Green Mountain, other increases in staff necessary to support the formation of ALBANK Commercial and the effect of annual merit increases beginning in March. The net increase in salaries expense for the third quarter of 1997 was somewhat reduced by declines in expenses incurred for temporary help of $0.1 million (74%) and overtime salaries of $0.1 million (26%). Corresponding declines for the nine months ended September 30, 1997 were $0.3 million (67%) and $0.1 million (16%), respectively.

Net occupancy expense for the third quarter of 1997 increased $0.3 million (11%) to $2.5 million primarily as a combined result of increased depreciation and tax payments of branches acquired from Green Mountain as well as rental expenses relating to the expanded branch network. Similarly, for the nine months ended September 30, 1997 net occupancy expense increased $0.6 million (8%).

Increased furniture, fixtures and equipment expense of $0.3 million (24%) and $1.0 million (26%) for the three and nine months ended September 30, 1997, is primarily the result of depreciation of equipment used to assimilate branches acquired into the Bank's data processing system.

Excluding the $10.4 million expense incurred in September 1996 to recapitalize the SAIF, Federal deposit insurance premiums declined $0.8 million (70%) for the three months ended September 30, 1997, and $2.4 million (69%) for the nine months ended September 30, 1997, compared with the previous year. At September 30, 1997, approximately 34% of the Bank's deposits, including all of the deposits acquired in the Green Mountain acquisition, were insured by the BIF. The remainder of the Bank's deposits were insured by the SAIF. In September 1996, the Bank recognized as expense a $10.4 million assessment to recapitalize the SAIF. As a result of the one-time special assessment, the SAIF insurance rate was reduced to $0.063 per $100 of deposit for 1997 from $0.230 per $100 for the same period last year. BIF rates were $0.013 per $100 during the first nine months of 1997 and were effectively zero for the first nine months of 1996.

Professional, legal and other fees declined $0.3 million (31%) and totaled $0.7 million for the third quarter of 1997 primarily as a result of lower legal fees. For the nine months ended September 30, 1997 professional, legal and other fees increased $0.1 million (4%) to total $2.4 million .

Telephone, postage and printing expense changed slightly in the third quarter and the first nine months of 1997, as compared to the prior year and totaled $1.1 million and $3.3 million, respectively. The Company was able to offset additional expenses related to the operation of an expanded branch network with managed cost reductions in this area.

The increases in goodwill amortization of $0.1 million (18%) for the three months ended September 30, 1997 and $0.4 million (19%) for the nine months ended September 30, 1997, were related to the amortization of goodwill resulting from the Green Mountain acquisition.

Capital securities expense for the third quarter and first nine months of 1997 totaled $1.2 million and $1.5 million, respectively and is related to the Corporation-obligated mandatorily redeemable capital securities of subsidiary trust issued on June 6, 1997.

Other noninterest expense of $2.7 million for the three months ended September 30, 1997, represented a decrease of $0.3 million (10%) below prior year levels. For the first nine months of 1997 other noninterest expense declined $0.9 million (10%) and totaled $8.0 million. These declines occurred primarily as a result of reductions of other real estate expense of $0.1 million (16%) and $0.7 million (30%) for the three and nine month periods, respectively and a reduction of $0.2 million (40%) in insurance expense in the first nine months of 1997.

The ratios of noninterest expense, excluding capital securities expense and the 1996 one-time special SAIF assessment, to average assets were 2.18% and 2.25% on an annualized basis for the three and nine months ended September 30, 1997, compared with 2.40% and 2.37% for the same periods last year. The ratios of noninterest expense net of noninterest income, excluding net security transactions, capital securities expense and the 1996 one-time special SAIF assessment, to average assets were 1.82% and 1.88% on an annualized basis for the three and nine months ended September 30, 1997, respectively, compared with 2.05% and 2.01% for the comparable periods a year ago. The efficiency ratio measures noninterest expense (excluding amortization of intangibles, real estate owned-related expense, capital securities expense and the 1996 one-time special SAIF assessment) as a percentage of net interest income plus noninterest income (exclusive of net security transactions and real estate owned-related income). The efficiency ratios for the quarters ended September 30, 1997 and 1996 were 49.12% and 54.90%, respectively, while the efficiency ratios for the first nine months of 1997 and 1996 were 50.56% and 54.41%, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 1997, totaled $5.5 million, a $4.9 million (755%) increase over the same period of the prior year. For the first nine months of 1997, income tax expense was $16.4 million, an increase of $5.3 million (48%) from the comparable 1996 period. The above increases in income tax expense were primarily related to the reduction of $4.0 million in income taxes related to the $10.4 million expense to recapitalize the SAIF realized in September 1996. The Company's effective tax rates for the third quarter and first nine months of 1997 were 37.0% and 36.8%, respectively, compared with 28.1% and 39.2% in 1996. The lower effective tax rate for the nine month period resulted from the combined effect of Federal low income housing and historic preservation tax credits and downward trends in effective state franchise tax rates.

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







                           							ALBANK Financial Corporation
		  						                        (Registrant)




DATE:	  November 14, 1997      			BY:	 /s/ Herbert G. Chorbajian
                                							Herbert G. Chorbajian
                                							Chairman of the Board,
                                							President and Chief Executive Officer
                                							(Duly Authorized Officer)


DATE:	  November 14, 1997	      		BY:  /s/  Richard J. Heller
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

ALBANK  FINANCIAL CORPORATION AND SUBSIDIARIES
Form 10-Q
Statement regarding Computation of Per Share Earnings




                                                                      Three  Months                Nine Months
                                                                    Ended September 30,         Ended September 30,
Exhibit 11.1                                                      1997         1996           1997         1996
 1.    Net income                                            $  9,378,449    1,648,267     28,136,417   17,194,144

 2.    Weighted average common shares outstanding              12,842,541   13,135,591     12,829,339   13,430,541

 3.    Weighted average common stock equivalents due
         to the dilutive effect of stock options when utilizing
         the treasury stock method.  Per share market price
         is based on the average per share market price for
         the period.                                            1,073,827      882,246      1,057,528      882,871

 4.    Total weighted average common shares and
         common stock equivalents outstanding for
         primary earnings per share computation                13,916,368   14,017,837     13,886,867   14,313,412

 5.    Primary earnings per share                            $       0.67         0.12           2.03         1.20


 6.    Weighted average common shares outstanding              12,842,541   13,135,591     12,829,339   13,430,541

 7.    Weighted average common stock equivalents due
         to the dilutive effect of  stock options when utilizing
         the treasury stock method.  Per share market price
         used is the greater of  the average market price for
         the period or the end-of-period market price per
         share.                                                 1,105,310      919,529      1,131,343      935,429

 8.    Total weighted average common shares and
         common stock equivalents outstanding for
         fully diluted  earnings per share computation         13,947,851   14,055,120     13,960,682   14,365,970

 9.    Fully diluted earnings per share                      $       0.67         0.12           2.02         1.20