Form 10-K
period 1997-12-31
ALBANK FINANCIAL CORP
filed 1998-03-31
CIK 882293

United States
                             SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       Form 10-K

                        ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                             THE SECURITIES EXCHANGE ACT OF 1933

     For the Fiscal Year Ended December 31, 1997 Commission File No. 0-19843

                              ALBANK Financial Corporation
                  (Exact name of Registrant as specified in its charter)

               Delaware                                14-1746910
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                        10 North Pearl Street, Albany, NY 12207
                       (Address of principal executive offices)
            Registrant's telephone number, including area code: (518) 445-2100

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
--------------------------------------
(Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._________________________________________________

As of March 25, 1998, the aggregate market value of the shares of common stock of the Registrant outstanding was $616,249,817 excluding 459,392 shares held by affiliates of the Registrant.* This figure is based on the closing price for a share of the Registrant's common stock on March 25, 1998, which was $49.75 as reported in the Wall Street Journal on March 26, 1998. The number of shares of the Registrant's common stock outstanding as of March 25, 1998, was 12,846,323.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998, and the Annual Report to Stockholders (which includes two segments; a "1997 Summary Annual Report" and a
"1997 Annual Report Supplement") for the year ended December 31,
1997, are incorporated herein by reference - Parts I, II, III and IV.
--------------
   * Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates. Also included are certain shares held by various employee benefit plans where the trustees are required to vote a portion of unallocated shares at the direction of executive officers and directors.

                                    PART I

ITEM 1                     Business


Forward-Looking Statements

         ALBANK Financial Corporation ("Registrant", "Company" or "ALBANK") may from time to time make "forward-looking statements" in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K, in its Annual Report to stockholders, in its proxy statements, in press releases and other written materials, and in oral statements made by senior management to analysts, institutional investors, representatives of the media and others. Certain statements contained in this Annual Report on Form 10-K and in the Company's Annual Report to Stockholders, portions of which are incorporated herein by reference, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Such statements are made in good faith by the Company pursuant to the "safe harbor" provisions of the Act.

         Forward-looking statements include (1) financial projections and estimates (including projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items); (2) statements regarding plans, objectives and expectations of ALBANK with respect to future operations, products or services;
(3) statements regarding future economic performance; and (4) statements relating to the assumptions underlying such projections, estimates, plans, objectives, expectations and performance. Words such as "believe," "anticipate," "plan," "expect," "intend," "target," "estimate," and similar expressions are intended to identify, but are not the exclusive means of identifying, forward-looking statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Moreover, ALBANK's plans, objectives and intentions are subject to change based on various factors (some of which are beyond the Company's control). Among the uncertainties to which ALBANK's forward-looking statements are subject are risks related to credit quality, interest rate sensitivity and liquidity. Other factors that could cause actual results to differ from those discussed in the forward-looking statements include (1) the strength of the U.S. economy in general and the strength of the local economies where ALBANK is located; (2) the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
(3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of new products and services and customer perception of the overall value thereof (including features, pricing and quality) compared to competing products and services; (5) changes in consumer spending, borrowing and savings habits; (6) technological changes; (7) acquisitions and the costs and difficulties associated therewith; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) and generally accepted accounting principles; (10) changes in ALBANK's organization, compensation and benefit plans and in the availability of, and compensation levels for, employees in its geographic markets; (11) the costs and effects of litigation and of any adverse outcome in such litigation; and (12) the success of ALBANK at managing the risks of the foregoing.

     The foregoing list of important factors is not exclusive. Such forward-looking statements speak only as of the date on which they are made and ALBANK does not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date on which such statement is made. If ALBANK does update or correct one or more forward-looking statements, investors and others should not conclude that ALBANK will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

General

         ALBANK was formed as a savings and loan holding company under Delaware Law. On October 10, 1997, the Company became a bank holding company as a result of the formation of ALBANK Commercial, a newly chartered New York commercial bank. The information and consolidated financial statements in this report of ALBANK include the accounts of ALBANK Financial Corporation, its wholly owned subsidiaries, ALBANK, FSB and ALBANK Commercial, and the wholly owned subsidiaries of ALBANK, FSB and ALBANK Commercial. The executive offices of ALBANK are located at the main office of ALBANK, FSB at 10 North Pearl Street, Albany, New York 12207.

         On April 1, 1992, ALBANK Financial Corporation completed its public offering for 15,697,500 shares of common stock (the "Common Stock") at $10.00 per share, realizing net proceeds of $150.8 million after expenses, and concurrently acquired ALBANK, FSB as part of its conversion from a mutual to a stock form savings bank. ALBANK used $75.4 million of the net proceeds to acquire all of the issued and outstanding stock of ALBANK, FSB. The remaining net proceeds were used by the Company for general corporate purposes which, to date, have included the repurchase of shares of ALBANK's Common Stock.

         ALBANK's business currently consists primarily of the business of its constituent financial institutions. ALBANK, FSB was organized as the second mutual savings bank in New York State on March 24, 1820, and is currently the oldest operating savings bank in the state. On June 30, 1982, ALBANK, FSB converted to a federally chartered mutual savings bank, retaining the leeway investment authority and broader investment powers available to a New York State chartered mutual savings bank. ALBANK, FSB's principal business has been and continues to be attracting retail and corporate deposits and investing those deposits, together with funds generated from operations and borrowings, in various loan products and investment securities. With regard to loans, ALBANK, FSB originates and purchases primarily one- to four-family adjustable rate mortgage loans ("ARMs"). ALBANK, FSB currently also engages in the provision of Savings Bank Life Insurance ("SBLI"). Additionally, through ALVEST Financial Services, Inc. "ALVEST"), a wholly owned brokerage and insurance subsidiary of ALBANK, FSB that was transferred to ALBANK Commercial on October 31, 1997, ALBANK offers a wide range of financial products and services. (See "Subsidiaries" regarding the possible cessation of certain insurance activities of ALBANK, FSB and ALVEST). ALBANK Commercial's business consists primarily of attracting deposits from retail and corporate customers and municipal/public entities and investing those deposits together with funds available from operations, in various loan products and investment securities. The results of operations of both ALBANK, FSB and ALBANK Commercial are dependent primarily on net interest income, provisions for loan losses, the levels of noninterest income earned and noninterest expense incurred and the effect of income taxes. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

         ALBANK is a legal entity separate and distinct from ALBANK, FSB and ALBANK Commercial. The principal sources of the Company's revenues are dividends and interest derived from its investments and dividends the Company receives from ALBANK, FSB and, in the future, from ALBANK Commercial. The right of the Company to participate as a shareholder in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of any such subsidiary.

         As of December 31, 1997, a total of 1,291 full-time employees and 293 part-time employees were employed by ALBANK, FSB and ALBANK Commercial. Employee relations are considered to be good.

         Acquisition activity during the past three years follows:

         On June 3, 1995, ALBANK, FSB completed the purchase of $18 million in deposits from The Dime Savings Bank of New York's Galleria Mall office in Poughkeepsie, New York. ALBANK, FSB is servicing these accounts at its existing office in the Galleria Mall.

         On January 3, 1996, ALBANK, FSB acquired all of the outstanding common stock of Marble Financial Corporation of Rutland, Vermont (the "Marble acquisition") for $18.00 per share in cash or approximately $61 million in total consideration. On the date of closing, Marble Financial and its banking subsidiary, Marble Bank, had consolidated assets and deposits of approximately $396 million and $327 million, respectively. The transaction, which was accounted for under the purchase method of accounting, generated accounting goodwill of $20.1 million, which is being amortized over 15 years.

         On September 27, 1996, ALBANK, FSB assumed the deposit liabilities of and purchased loans owned and serviced by six banking offices formerly operated by the Green Mountain Bank of Rutland, Vermont, a wholly owned subsidiary of Arrow Financial Corporation (the "Green Mountain acquisition"). The acquisition included $108 million in deposits and loans. This acquisition, which was accounted for under the purchase method of accounting, generated goodwill amounting to $8.2 million, which is being amortized over a period of 15 years. The Rutland banking office of Green Mountain was consolidated with the existing Rutland banking office acquired from Marble Bank. The remaining Green Mountain Banking offices, together with the seven former Marble Bank banking offices, are currently operating as the Marble division of ALBANK, FSB.

     On November 10, 1997, ALBANK Commercial purchased 35 New York State banking offices formerly operated by KeyBank National Association (the "Key Branch acquisition"). The offices are located in northern New York, the greater Hudson Valley and the Binghamton area. The acquisition, which included $540.9 million in deposits (for which ALBANK Commercial paid a deposit premium of 7%) and $52.2 million in small business, consumer and mortgage loans, was accounted for under the purchase method of accounting and generated goodwill of $40.6 million, which is being amortized over 15 years.

     On August 13, 1997, ALBANK, FSB entered into a purchase agreement relating to the purchase of the assets and assumption of the deposit liabilities of three branches of First Union National Bank located in the greater Hudson Valley. With the approval of the Banking Department of the State of New York and the FDIC, on January 23, 1998, ALBANK Commercial acquired $21.2 million in deposits and $0.4 million in loans from two of the former First Union offices and consolidated one office with an existing branch. It was initially contemplated that ALBANK, FSB would acquire approximately $12 million in deposits of the remaining branch. However, ALBANK, FSB withdrew its application to the Office of Thrift Supervision ("OTS") and ALBANK Commercial has submitted an application to the FDIC and the State of New York to acquire that branch.

         At year-end 1997, ALBANK, FSB operated through 73 banking offices, 52 of which are located in 17 upstate New York counties, 9 of which are located in the metropolitan area of Springfield, Massachusetts and 12 of which are located primarily in central Vermont. ALBANK Commercial operated 36 banking offices, all located in New York State, which extended ALBANK's presence to nine additional counties.

         The Company regularly engages in discussions with other depository institutions with respect to possible acquisition transactions.

Subsidiaries

         Until November 1, 1997, ALBANK, FSB's principal operating subsidiary was ALVEST, which offers brokerage, investment and insurance products and services. At that time, ALBANK, FSB transferred all of ALVEST's voting stock to ALBANK Commercial. As a condition to becoming a bank holding company, the Company committed to the Federal Reserve Board to cause ALVEST to discontinue selling life insurance (but not annuities) within two years of ALBANK becoming a bank holding company (October 10, 1997), unless during that period it becomes permissible under applicable state or federal banking law for ALVEST to conduct such business. The Company also committed to cause ALBANK, FSB to discontinue underwriting SBLI within two years of ALBANK becoming a bank holding company, unless during that period the activity becomes permissible to ALBANK, FSB (as a subsidiary of a bank holding company) under applicable law.

          ALBANK, FSB owned 100% of the voting common stock of ASBANY Funding Corporation, a real estate investment trust which invested primarily in residential real estate mortgage loans originated by ALBANK, FSB, until December 31, 1997, at which time a plan of liquidation was approved and commenced. Such plan was completed shortly after year end. Another wholly-owned subsidiary of ALBANK, FSB is ASBANY Corp., the assets of which consist primarily of its investments in two subsidiaries -- Page-ASBANY Corp. and CDC-ASBANY Corp. Page-ASBANY Corp. owns certain office premises located in the State of Massachusetts. (The Company committed to the Federal Reserve Board to have Page-ASBANY Corp. divest its property within two years of ALBANK becoming a bank holding company.) CDC-ASBANY Corp. owns limited partnership interests in real estate development projects that generate low-income housing and historic preservation income tax benefits that accrue to the Company. A third subsidiary of ASBANY Corp., Gables CVF, Inc., was incorporated in the State of Nebraska, has no assets, and is inactive. ALBANK Capital Trust I is a 100% owned subsidiary business trust of ALBANK Financial Corporation. It's sole purpose was to issue $50 million of 9.27% capital securities. (See footnote 14 in the 1997 Annual Report Supplement for further information on the capital securities.)

Market Area

         ALBANK has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. Originally operating in the Capital District, ALBANK now serves communities that extend south through most of the lower Hudson Valley, north along the Hudson River and Lake Champlain to the Canadian Border, west through the Mohawk Valley to Syracuse and, since the Key Branch acquisition, southwest to Binghamton. ALBANK's market also extends eastward to include communities in and surrounding the greater metropolitan area of Springfield, Massachusetts and, since the 1996 Marble and Green Mountain acquisitions, ALBANK's market has expanded to include communities in the central and northern regions of Vermont and in western New Hampshire.

         The population level overall has remained relatively stable in ALBANK's market area. Major employers include the New York State Government, educational institutions and health care organizations throughout New York State; General Electric and Albany International in the Capital District; IBM in the lower Hudson Valley; major paper and paper products manufacturers in our northern region; the insurance industry and manufacturers in our western region; IBM in the Binghamton area; educational institutions and the insurance industry in western Massachusetts; and a variety of small to medium sized businesses in Vermont and New Hampshire.

     The economy of the Northeast, in general, has felt the impact of corporate restructuring and downsizing in recent years. In New York State, for instance, General Electric and IBM have reduced the number of local positions, and the New York State Government has also restructured. Following a nationwide pattern, however, many "replacement jobs" are being created among smaller companies. Furthermore, ALBANK's strategy of controlled growth into contiguous markets through acquisition has diversified its customer deposit base and loan portfolio, and helped to protect ALBANK from a concentration in any one market area.

Competition

         ALBANK faces strong competition in its market areas, both in attracting deposits and making real estate and other loans. ALBANK's most direct competition for deposits historically has come from savings associations, commercial banks and credit unions which are located, or have branches, in those areas. ALBANK also faces additional competition for deposits from national brokerage houses, short-term money market funds and other corporate and government securities funds. Factors affecting the acquisition of deposits include pricing, office location and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has been especially keen during the past five years. Commercial banks, savings institutions, insurance companies, traditional mortgage bankers, mortgage bankers owned by national nonfinancial conglomerates, and mortgage brokers affiliated with local, but nationally franchised, real estate brokers are all active and aggressive competitors.

     ALBANK competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from the inception of ALBANK, FSB. ALBANK's subsidiaries compete for loans principally through the interest rates and loan fees they charge and the efficiency and quality of services they provide to borrowers.

Regulation and Supervision

         General. As a bank holding company, ALBANK is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 (the "BHC Act") and must file reports with the Federal Reserve Board. Prior to its registration as a bank holding company in late 1997, ALBANK, as a savings and loan holding company, was subject to the regulation of the OTS under the Savings and Loan Holding Company Act. As a bank holding company, ALBANK is no longer subject to OTS holding company regulation. ALBANK, FSB, as a federally chartered savings bank, is subject to comprehensive regulation, examination and supervision by the OTS as its primary federal regulator and by the FDIC as the administrator of the deposit insurance funds. ALBANK, FSB's deposit accounts are insured by the FDIC, principally through the Savings Association Insurance Fund ("SAIF"). As a New York chartered commercial bank, ALBANK Commercial is subject to comprehensive regulation, examination and supervision by th New York Superintendent of Banks (the "Superintendent") and the New York State Banking Department under the New York Banking Law. As a state-chartered bank that is not a member of the Federal Reserve System (a "state non-member bank"), ALBANK Commercial's primary federal regulator is the FDIC. ALBANK Commercial's deposit accounts are insured by the FDIC through the Bank Insurance Fund ("BIF"). ALBANK, FSB must file reports with the OTS and the FDIC and ALBANK Commercial must file reports with the Superintendent and the FDIC concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. ALBANK, FSB also is a member of the Federal Home Loan Bank of New York (the "FHLB-NY"). Both institutions are subject to certain limited regulation by the Federal Reserve Board.

         Virtually every aspect of the business of ALBANK, FSB and ALBANK Commercial is subject to numerous requirements and restrictions with respect to such matters as, for example, the nature and amount of loans and investments that may be made, the issuance of securities, investment portfolio policy and other accounting regulations and policies, transactions with affiliates and insiders, reserves against deposits, the establishment of branches, mergers, non-banking activities and other operations. This supervision and regulation establish a comprehensive framework of activities in which the institutions can engage and is intended primarily for the protection of the insurance funds and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

         The federal banking agencies and, under certain circumstances, the FDIC as deposit insurer have substantial enforcement authority with respect to institutions they regulate. This enforcement authority includes, among other things, the ability to assess substantial civil money penalties, to terminate or suspend insurance of the institution's accounts, to initiate injunctive actions and to issue prohibition, removal or cease-and-desist orders. In general, these enforcement actions may be initiated for violations of laws and regulations and engaging in unsafe or unsound practices. In addition, banking regulators are provided with great flexibility to take enforcement action against an institution that fails to comply with applicable capital requirements.

     Capital Requirements. Each of ALBANK, FSB, ALBANK Commercial and ALBANK are subject to federal regulatory capital requirements, administered respectively by the OTS, the FDIC and the Federal Reserve Board.

         The OTS requires savings associations such as ALBANK, FSB to comply with each of three separate capital adequacy standards. They must have "tangible" capital equal to at least 1.5% of adjusted total assets and "risk-based capital" equal to at least 8% of risk-weighted assets (including certain off-balance sheet items), of which 4% must be "core capital." In addition, savings associations must maintain a "leverage ratio" of core capital (principally common equity, retained earnings and certain types of preferred stock) equal to 3% of adjusted total assets. The OTS has proposed that the 3% core capital requirement apply only to the strongest institutions and that all other institutions maintain core capital of at least 4% of adjusted total assets or more, depending on the circumstances and the institution's risk profile.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies (on a consolidated basis with their subsidiaries), and the FDIC has adopted comparable guidelines for state non-member banks such as ALBANK Commercial. These guidelines are similar but not identical to the OTS standards. For holding companies and state non-member banks, the minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance-sheet items) is 8%, with "Tier 1 capital" (analogous to "core capital") comprising at least half that amount. In addition, the Federal Reserve Board has established a minimum leverage ratio (Tier 1 capital to average total assets) to supplement its risk-based ratio, and the FDIC has adopted substantially similar requirements. The applicable capital guidelines provide for a minimum leverage ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest regulatory ratings. All other institutions are required to maintain a leverage ratio of at least 4%. The Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         In addition, in order to qualify as "well-capitalized" institutions under the "prompt corrective action" requirements discussed below, the OTS and the FDIC require savings associations and state non-member banks, respectively, to maintain, among other requirements, a leverage ratio of at least 5% of adjusted total assets, a ratio of "Tier 1" (or "core") capital to risk-weighted assets of at least 6% and a ratio of total capital to risk-weighted assets of at least 10%. As of December 31, 1997, ALBANK, FSB's leverage ratio, tangible capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 6.67%, 6.67%, 10.81% and 11.99%, respectively. ALBANK Commercial's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 7.91%, 14.95% and 16.01% respectively. ALBANK's leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.38%, 12.97% and 14.15%, respectively.

         FDICIA required the federal banking agencies to revise risk-based capital standards to ensure that they take account of interest-rate risk ("IRR"). The OTS adopted a rule in 1994 that established a methodology for measuring IRR pursuant to which savings associations have been calculating and reporting to the OTS since that time. The OTS has not required savings associations to make an automatic deduction from their capital for IRR, pending the decision of the other federal banking agencies to require such a deduction. In 1995 the other federal banking agencies, including the FDIC and the Federal Reserve Board, issued an IRR rule that requires them to review IRR when assessing an institution's capital adequacy. In 1996 those agencies issued an IRR policy statement that sets forth the key elements of sound interest rate risk management and prudent practices for each of these elements, but does not establish a standardized measure of, or require an explicit capital charge for, IRR.

         In addition, in 1995 the OTS and the other federal banking agencies revised their risk-based capital standards to take account of concentration of credit risk and the risk of nontraditional activities. The OTS rule authorizes the OTS to take account of such risks, as well as such other factors as a record of operational losses, management deficiencies and poor record of supervisory compliance, in setting individual capital requirements for a thrift institution. Finally, in 1996 the FDIC and the Federal Reserve Board amended their capital guidelines to require bank holding companies and banks with significant trading activity to measure and hold capital for exposure to general market risk arising from fluctuations in interest rates, foreign exchange rates and certain price risks.

         Under law and regulations specifically applicable to savings associations, the OTS may impose a number of sanctions on savings associations that are not in compliance with the OTS capital requirements. Among other things, the OTS might impose restrictions on asset growth and issue a capital directive that may require, among other things, an increase in regulatory capital; reduction of rates paid on savings accounts; cessation of or limitations on deposit-taking, lending, purchasing loans, making specified investments, or issuing new accounts; limits on operational expenditures; an increase in liquidity; and/or such other restrictions or corrective actions as the OTS may deem necessary or appropriate. In addition, an insured financial institution such as ALBANK, FSB or ALBANK Commercial must provide its federal regulators with prior notice before it adds any new director or senior executive officer if the institution is not meeting its capital requirements or is otherwise determined to be in a troubled condition. An institution not meeting its capital requirements is prohibited from making capital distributions without regulatory approval, could be required to file an appropriate capital plan and may not accept, renew or roll over brokered deposits. Furthermore, deposits of employee benefit plans in such an institution are not eligible for "pass-through" deposit insurance. FDIC regulations permit only well-capitalized depository institutions to accept, renew or roll over brokered deposits without restriction.

         Prompt Corrective Regulatory Action. FDICIA established five capital zones ("well- capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") in which insured depository institutions such as ALBANK, FSB and ALBANK Commercial would be placed, and authorized (and, in certain circumstances, required) the appropriate federal banking agency to take "prompt corrective action" to resolve an institution's problems, with the nature and extent of such action dependent primarily on the zone in which the institution is placed.

         In general, an insured depository institution may not make a capital contribution (including a payment of a dividend) or pay any management fee to its holding company if the institution would thereafter be undercapitalized. The severity of the other actions required to be taken by the appropriate federal banking agency increases as an institution's capital position deteriorates. Among other things, these actions could include, under certain circumstances, requiring recapitalization of or a capital restoration plan by a depository institution; restricting transactions between such an institution and its affiliates; restricting interest rates, asset growth, activities or investments in subsidiaries; ordering a new election for directors; dismissing directors or senior executive officers; and/or requiring the employment of additional qualified senior executive officers. If the agency determines that an institution is in an unsafe and unsound condition or if the institution is deemed by the agency to be engaging in an unsafe and unsound practice by virtue of having received a less-than-satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination, the agency may, if the institution is "well-capitalized," reclassify it to "adequately capitalized," if the institution is "adequately capitalized," require it to comply with restrictions applicable to "undercapitalized" institutions and if the institution is "undercapitalized," require it to comply with restrictions applicable to "significantly undercapitalized" institutions.

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

         Restrictions on Dividends and other Capital Distributions. OTS regulations limit the ability of a savings association to pay dividends and make other capital distributions according to the association's level of capital and income, with the greatest flexibility afforded to an institution that meets or exceeds its capital requirements. A savings association that exceeds its capital requirements both before and after a proposed distribution (a "Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision could, after prior notice to the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the association's excess capital over its capital requirement) at the beginning of the calendar year, or (ii) 75% of its net income to date over the most recent four-quarter period. In addition, a Tier 1 Association may make capital distributions in excess of the foregoing limits if it gives the OTS 30 days' notice of the proposed distribution and the OTS does not object. Bank management believes that ALBANK, FSB at December 31, 1997, met the requirements to qualify as a Tier 1 Association. An institution not qualifying as a Tier 1 Association is subject to more stringent restrictions on its capital distributions. The OTS may also prohibit a capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. In addition, a savings association, such as ALBANK, FSB, that has converted from mutual to stock form may not declare or pay a dividend on or repurchase any of its capital stock if the effect of such action would be to reduce the regulatory capital of the association below the amount required for the liquidation account established for the benefit of certain of its depositors in connection with such conversion.

         In January 1998 the OTS proposed to amend its capital distribution regulation. In general, well-capitalized savings associations that meet certain other criteria and that would be at least adequately capitalized after making a capital distribution could make most types of capital distributions without prior notice or application to the OTS so long as all distributions (including the proposed distribution) for the applicable calendar year did not exceed net income for that year to date plus retained net income for the preceding two years. Subsidiaries of savings and loan holding companies would be required to give notice to the OTS.

         ALBANK Commercial is subject to dividend limitations under the New York Banking Law, including a requirement that prior regulatory approval be obtained for dividends paid in any year that would exceed ALBANK Commercial's net profits for such year combined with retained net profits for the prior two years.

         All insured depository institutions, including ALBANK, FSB and ALBANK Commercial, are prohibited from making a capital distribution if, following such distribution, an institution would be "undercapitalized" under the prompt corrective action provisions discussed above.

         Deposit Insurance and Other Assessments. As of December 31, 1997, 58% of ALBANK's consolidated deposit accounts were insured up to applicable limits by the FDIC through the SAIF and 42% of deposits were insured up to applicable limits by the FDIC through the BIF. Under FDICIA, the FDIC has established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Depository institutions are placed into one of nine confidential risk assessment categories using a two-step process based first on capital ratios and then on other factors derived from reviews by the institution's primary federal and, if applicable, state regulator and other information deemed by the FDIC to be relevant. The disclosure of the confidential supervisory subgroup to which an institution is assigned is prohibited by FDIC regulation. Until mid-1995, the range of deposit insurance premiums paid with respect to BIF-insured deposits was the same as that for SAIF-insured deposits. However, as a result of a series of actions taken by the FDIC, from mid-1995 through 1996 BIF premiums were substantially lower than SAIF premiums. Indeed, beginning in 1996, institutions with the most favorable capital and risk categories paid only the statutory minimum of $2,000 annually with respect to BIF-insured deposits (the assessment range was $0 to $0.27 per $100 of deposits), while SAIF-insured deposits were subject to an assessment that ranged from $0.23 to $0.31 per $100 of deposits. As a result of the recapitalization of the SAIF (discussed below) that occurred effective October 1, 1996, the FDIC reduced the premiums on SAIF deposits to a range of $0 to $0.27 per $100 of deposits (the same as for BIF-insured deposits), except that SAIF-member savings associations (such as ALBANK, FSB) were subject from October 1, 1996 through December 31, 1996, to a premium range of $0.18 to $0.27 per $100 of SAIF deposits. Throughout 1997 and in the first quarter of 1998, all deposits, SAIF or BIF, were subject to the same range of $0 to $0.27, with no statutory minimum.

     In September 1996 Congress passed and the President signed the Deposit Insurance Funds Act of 1996 (the "Funds Act"), which, among other things, required the FDIC to impose a one-time special assessment on SAIF-insured deposits in an amount that would recapitalize the SAIF at its required reserve ratio of 1.25%. Certain institutions, including ALBANK, FSB, were permitted to reduce the amount of deposits to which the assessment was applied by 20%. ALBANK, FSB paid a special assessment in the amount of $10.4 million. The Funds Act provides that the FDIC may not set semiannual assessments with respect to SAIF or BIF in excess of the amount needed (i) to maintain the 1.25% designated reserve ratio, or, if the reserve ratio is less than the designated reserve ratio, (ii) to increase the reserve ratio to the designated level.

         The Funds Act also provided that beginning in 1997, both BIF deposits and SAIF deposits will be assessed by the Financing Corporation ("FICO") for interest payments due on bonds issued by FICO for purposes of recapitalizing the Federal Savings and Loan Insurance Corporation in the late 1980s. The Funds Act provides that through the earlier of December 31, 1999, or the date as of which the last savings association ceases to exist, BIF deposits will be assessed for FICO at a rate that is one-fifth the rate applicable to SAIF deposits. After that date, the FICO assessment will be the same for both BIF and SAIF deposits. For 1997, the FICO assessment (payable quarterly) on SAIF deposits ranged from $0.063 to $0.065 per $100 of deposits and for BIF deposits was $0.0126 to $0.013 per $100 of deposits. The FICO assessment for the first quarter of 1998 was $0.0622 per $100 of SAIF deposits and $0.0124 per $100 of BIF deposits for ALBANK, FSB and $0.0249 per $100 of BIF deposits for ALBANK Commercial.

         Prior to enactment of the Funds Act, institutions were generally prohibited from changing from BIF membership to SAIF membership or vice versa. Since October 1, 1996, institutions have been permitted to change insurance funds but must pay exit and entrance fees to the respective funds. However, a SAIF member may acquire deposits from a BIF member or vice versa in a merger or assumption of deposits without changing funds, so long as the acquired deposits continue to be treated as deposits insured by the fund of the selling institution and assessments go to that fund. Another provision of the Funds Act requires the federal banking agencies to take "appropriate actions" (including denial of applications, enforcement actions and the imposition of entrance and exit fees) to prevent insured depository institutions and holding companies from "facilitating or encouraging" the shifting of deposits from SAIF-assessable deposits to BIF-assessable deposits for the purpose of evading the assessments applicable to SAIF-assessable deposits. The provision terminates on the earlier of December 31, 1999, or the date on which the last savings association ceases to exist.

     Savings associations are required by OTS regulation to pay assessments to the OTS to fund its operations. The general assessment is computed on the basis of a savings association's total assets, including consolidated subsidiaries. A premium assessment is charged for associations designated as troubled institutions. ALBANK, FSB's general assessment for the year ended December 31, 1997, totaled $522,000.

     Safety and Soundness Standards. Pursuant to FDICIA and subsequent legislation, the federal banking agencies have prescribed standards relating to, among other things, internal controls and audit systems, credit underwriting and loan documentation, interest rate exposure, asset growth, compensation of directors and officers, asset quality and earnings.

         The federal banking agencies require each insured depository institution to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices, taking into account the size of the institution and the nature and scope of its real estate lending activities. Subject to certain exceptions, the policies of each institution must also be consistent with accompanying interagency guidelines, which include loan-to-value ratios for the following types of real estate loans: raw land (65%); land development (75%); nonresidential construction (80%); improved property (85%); and one- to four-family residential construction (85%). One- to four-family mortgage and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90% or greater are expected to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do no conform to the loan-to-value limitations.

         Consumer Laws and Regulations. Numerous laws and regulations set forth special restrictions and procedural requirements applicable to ALBANK, FSB and ALBANK Commercial with respect to extensions of credit, credit practices, the disclosure of credit and savings account terms and discrimination in credit transactions. For example, under the Community Reinvestment Act ("CRA") and implementing regulations, ALBANK, FSB and ALBANK Commercial have an obligation to help meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institutions. In May 1995, the federal banking agencies issued revisions to the rules governing CRA compliance. The new rules, which became effective July 1, 1997, were intended to give financial institutions guidance regarding their CRA obligations and to simplify CRA evaluations by establishing performance-based criteria. The rules establish a methodology for evaluating an institution's CRA compliance in three broad areas, lending, investment and service, with the actual criteria applied being dependent on the type of institution (retail or wholesale) and the nature of its service area.

         Under a consent decree filed in the U.S. District Court for the Northern District of New York on August 13, 1997, entered into by the U.S. Department of Justice, the Company and ALBANK, FSB concerning allegations of fair lending violations relating to certain of ALBANK, FSB's arrangements with unaffiliated "correspondent" mortgage bankers or brokers from which ALBANK, FSB purchased loans originated in Connecticut and in Westchester County, New York, ALBANK, FSB agreed to make available $35 million of home mortgage loans at 1.5% below market rates to homebuyers in the Connecticut cities of Bridgeport, Hartford, New Britain, New Haven, Norwalk, Stamford and Waterbury over a period of five years. In Westchester County below I-287, ALBANK, FSB will make available $20 million in similarly discounted loans over two years. ALBANK, FSB will also contribute $350,000 over five years to support homebuying counseling and education programs provided by local organizations in these areas, and will spend another $350,000, primarily in the form of services, for ALBANK, FSB's homebuyer education programs.

         In agreeing to the consent decree, ALBANK, FSB denied any and all allegations that it intentionally violated fair lending laws. In particular, ALBANK, FSB believes that the loan origination criteria that it set for the mortgage bankers from whom it purchased loans in Connecticut and Westchester County were based primarily on credit quality considerations and, initially, the desire to stay within markets similar to ALBANK, FSB's upstate New York lending area. ALBANK, FSB agreed to accept the conditions of the consent decree because it believed that the cost of contesting allegations in the courts would have been significant, and that protracted litigation would have hampered ALBANK, FSB's strategic growth plans.

         Certain Loss Valuation Policies. Adequate valuation allowances, consistent with generally accepted accounting principles, are required to be established for classified assets, and the federal banking agencies have issued an interagency policy statement relating to allowances for loan and lease losses. This statement reaffirms that an institution's board of directors and management are responsible for establishing and maintaining an adequate level of allowances, and contains general guidance on calculating the allowances. At a minimum, the allowance should be no less than the sum of (i) estimated credit losses for the remaining effective lives of loans and leases classified as "substandard" and "doubtful"; (ii) estimated credit losses for the upcoming 12 months for components of the loan and lease portfolio that are not classified; and (iii) estimated credit losses resulting from the transfer risk of international loans. ALBANK, FSB and ALBANK Commercial believe that their methodologies for establishing a general valuation allowance are in accordance with the policy statement. (See "Statistical Data - IV. Summary of Loan Loss Experience".)

         Certain Operational Matters Respecting ALBANK, FSB. Savings associations are required to maintain 65% of their "portfolio assets" (total assets minus goodwill, intangibles, property used to conduct business and liquid assets up to 20% of assets) in "qualified thrift investments."
Qualified thrift investments include loans and other investments related to residential real estate, credit card loans, education loans and small business loans, and a lesser amount of other consumer loans. Savings associations that fail the "qualified thrift lender" ("QTL") test are subject to substantial restrictions on their activities and to certain other penalties. As a savings bank chartered under state law prior to October 15, 1982, ALBANK, FSB is exempt from many of such restrictions and penalties. However, failure by ALBANK, FSB to maintain QTL status could affect its ability to branch across state lines. As of December 31, 1997, ALBANK, FSB complied with the QTL requirements (with 85.03% of it assets in qualified thrift investments).

         Until they were amended in November 1997, OTS regulations required savings associations such as ALBANK, FSB to maintain an average daily balance of liquid assets (including, among other things, cash, certain time deposits, bankers' acceptances, specified U.S. government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month (the "long-term liquidity ratio"). OTS regulations also required each savings association to maintain an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month (the "short-term liquidity ratio"). Effective in November 1997, the OTS amended its regulations to reduce the long-term liquidity ratio to 4% of the average daily balance of net withdrawable accounts plus short-term borrowings either during or at the end of the preceding calendar quarter; to add additional qualifying investments, such as certain mortgage-related securities and mortgages; and to remove the short-term liquidity ratio requirement. This liquidity requirement may be changed from time to time by the OTS to an amount within a range of 4% to 10% of designated accounts and borrowings. Monetary penalties may be imposed for failure to meet the liquidity ratio requirement. At December 31, 1997, the liquidity ratio of ALBANK, FSB was 25.2%.

         Federal savings associations are also subject to comprehensive regulation governing their investments and activities. Among other things, a federal association may invest in (i) mortgage loans in an unlimited amount,
(ii) nonresidential real estate loans up to 400% of capital, (iii) commercial loans up to 20% of assets so long as the last 10% are small business loans and
(iv) consumer loans, commercial paper and corporate debt securities in the aggregate up to 35% of assets. In addition, a federal savings association may invest up to 3% of its assets in service corporations and an unlimited percentage of its assets in operating subsidiaries (which may engage only in activities permissible for the association). Other than investment in service corporations and operating subsidiaries, and stock of government sponsored enterprises such as the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), federal savings associations generally are not authorized to make equity investments.

         Until its conversion to a federally chartered savings bank in 1982, ALBANK, FSB was a New York state chartered savings bank with investment powers conferred by New York law. Federal law and OTS regulations authorize ALBANK, FSB to make investments or engage in activities to the degree it was authorized to do so as a state chartered savings bank under New York law at the time of its conversion from a state to a federal charter and to the degree permissible for ALBANK, FSB in its capacity as a federal savings bank prior to October 15, 1982, in each case to the extent authorized by the OTS and subject to the authority of the FDIC to limit activities incompatible with deposit insurance. These powers are in addition to powers that ALBANK, FSB currently possesses as a federally chartered savings bank.

         ALBANK, FSB's grandfathered powers include the authority to invest in various types of investment securities, including corporate bonds and stock, and in real estate for development, in each case subject to certain limitations. In addition, ALBANK, FSB has grandfathered authority to make so-called "leeway investments," which include any investment not otherwise authorized under New York law at the time of ALBANK, FSB's charter conversion (other than investments in the common stock of commercial banks or life insurance companies), so long as any single investment does not exceed 1% of ALBANK, FSB's assets and all such investments do not exceed 5% of its assets.

     As a "non-bank" subsidiary of a bank holding company, ALBANK, FSB is, as of October 10, 1997, subject to certain restrictions on its activities. As a result, ALBANK, FSB is not permitted to exercise certain of its grandfathered powers, including investment in real estate for development and investment in more than 5% of the voting stock of certain companies, and (subject to a limited phase-out ending October 10, 1999) including the conduct of SBLI activities. (See "Regulation and Supervision - Regulation of Bank Holding Companies".)

     Certain Operational Matters Respecting ALBANK Commercial. The New York Banking Law and Regulations delimit the powers of New York banks, which include the powers, among others, subject to certain restrictions, to lend money, including on real and personal security, to discount commercial paper, to receive deposits and to invest in certain securities. Legislation enacted in New York in 1997 authorizes the Superintendent to permit New York banks to exercise any power permissible for national banks. In addition, as a state non-member bank, ALBANK Commercial is subject to numerous requirements and restrictions under New York and federal law with respect to its business and operations, generally of the type applicable to ALBANK, FSB and discussed under "Regulation and Supervision - General."

         The Federal Deposit Insurance Act provides that a state bank, including a state non-member bank such as ALBANK Commercial, generally may not engage as principal in any activity that is not permissible for a national bank.

         Regulation of Bank Holding Companies. As a bank holding company, the Company is subject to regulation under the BHC Act, which is administered by the Federal Reserve Board. As such, the Company is required to file reports with the Federal Reserve Board and is subject to Federal Reserve Board examination and notice/application requirements. The BHC Act generally limits activities of a bank holding company to the ownership and management of banks and companies engaged in activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto ("non-banking subsidiaries"). The activities of the Company conducted directly or through non-bank subsidiaries are generally limited to furnishing services to its subsidiaries and activities that qualify under the "closely related" and "proper incident" tests. Notice to or application to the Federal Reserve Board is required for new activities and acquisitions of most non-banking subsidiaries. Among other activities, operating a savings association has been determined by the Federal Reserve Board to be a permissible non-banking activity, provided the savings association engages only in activities that are permissible for bank holding companies under the "closely related" and "proper incident" test. As a result, ALBANK, FSB cannot take advantage of certain grandfathered powers (see "Regulation and Supervision - Certain Operational Matters Respecting ALBANK, FSB") and as a condition to becoming a bank holding company, the Company committed to the Federal Reserve Board, among other things, to divest or discontinue the sale of SBLI and certain life insurance products, as well as its investment in certain office premises, unless during such period such activities become permissible to ALBANK, FSB (as a "non-bank" subsidiary of a bank holding company) or ALBANK Commercial, as the case may be, under applicable law. (See "Subsidiaries".)

         Under Federal Reserve Board Policy, a bank holding company is expected to act as a source of financial strength to its banks and to commit resources to support such banks in circumstances where it might not do so absent such policy. In addition, any loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of its banks. Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

         Acquisitions. A bank holding company is not permitted to acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company -- including a bank, a bank holding company, a savings and loan association or a savings and loan holding company -- or merge or consolidate with another company without the prior approval (or in some cases, non-objection) of the Federal Reserve Board. The OTS no longer regulates acquisitions by the Company but it regulates acquisitions by ALBANK, FSB. The FDIC (under the Bank Merger Act) and the Superintendent (under the New York Banking Law) regulate acquisitions by ALBANK Commercial.

     Under applicable federal law, bank holding companies are permitted to acquire banks located in states other than their home states without regard to whether the transaction is permissible under state law. In addition, commencing June 1, 1997, state and national banks with different home states are permitted to merge across state lines, with approval of the appropriate federal banking agency, unless the relevant state passed legislation by May 31, 1997, expressly prohibiting interstate mergers. A bank may also establish and operate a new branch in a state in which it does not maintain a branch if that state expressly permits such de novo branching. By contrast, federal savings associations such as ALBANK, FSB are permitted to branch nationwide by acquisition or de novo without regard to state law so long as the institution and the branches meet the QTL test.

          Other Regulatory Requirements. The Federal Home Loan Bank System, which consists of 12 Federal Home Loan Banks (the "FHLBanks"), provides a central credit facility primarily for the use of member institutions. The Federal Housing Finance Board oversees the FHLBanks. ALBANK, FSB is a member of the FHLB-NY and, as such, is required to acquire and hold shares of capital stock in the FHLB-NY in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year (assuming for such purposes that at least 30% of its assets were home mortgage loans), or 5% of its advances (borrowings) from the FHLB-NY, whichever is greater. ALBANK, FSB is in compliance with this requirement, with an investment in FHLB-NY stock at December 31, 1997, of $21.4 million. FHLB-NY advances must be secured by specified types of collateral, and long-term advances may be obtained only for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets.

         ALBANK, FSB recorded dividend income of $1.3 million on its FHLB-NY stock in the year ended December 31, 1997. Since 1989, each of the FHLBanks has been required to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the government entity established to raise funds to resolve failed savings association cases, to fund the principal and a portion of the interest on REFCORP bonds and certain other obligations. In addition, each of the FHLBanks has been required to transfer a percentage of its annual net earnings to an Affordable Housing Program.

         Federal Reserve Board regulations require depository institutions, including ALBANK, FSB and ALBANK Commercial to maintain noninterest-earning reserves against certain of their transaction accounts and deposits. For the calculation period including December 31, 1997, ALBANK, FSB and ALBANK Commercial were in compliance with the requirement that they maintain $19.1 million in noninterest-earning reserves. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may also be used to satisfy long-term liquidity requirements imposed by the OTS on savings associations.

     Legislative and Regulatory Proposals. Any changes in the extensive regulatory structure, whether by the OTS, the FDIC, the Federal Reserve Board, the Superintendent or Congress, could have a material effect on the Company. The Company cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact such actions may have on the Company.


         The Funds Act provided for the merger of the BIF and the SAIF on January 3, 1999, but only if no depository institution was a savings association by that date. Thus the merger of the two deposit insurance funds was conditioned upon the conversion of savings associations to bank charters, but the Funds Act did not provide for the manner of such conversion.

         Tax legislation enacted in 1996 repealed the reserve method of accounting for bad debts by most thrift institutions, such as ALBANK, FSB, and requires such thrift institutions to recapture their post-1987 additions to their bad debt reserves ratably over a six-year period. Because ALBANK, FSB meets certain lending requirements, this recapture did not begin in 1996 or 1997. The recapture began in 1998. The enactment of such tax recapture legislation should not have a material effect on either the financial condition or the results of operations of the Company.

         The Clinton Administration and Congressional leaders have been considering measures to restructure elements of the regulation of banks and savings associations. Legislation pending in the House of Representatives, H.R. 10, would, if ultimately enacted into law, be a sweeping proposal for financial modernization of the banking system. The stated purposes of H.R. 10 are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services, and increase competition. H.R. 10 would remove restrictions contained in the Glass-Steagall Act of 1933 and the BHC Act, thereby allowing qualified financial holding companies to control banks, securities firms, insurance companies and other financial firms. Conversely, securities firms, insurance companies and financial firms would be allowed to own or affiliate with commercial banks. H.R. 10 would also provide that subsidiaries of national banks may engage in agency activities that are financial in nature, but only if such bank and all of its depository institution affiliates are well capitalized and well managed and have a "satisfactory" CRA rating. Under the new framework, the Federal Reserve Board would serve as an umbrella regulator to oversee the new financial holding company structure. Securities affiliates would be required to comply with all applicable federal securities laws, including registration and other requirements applicable to broker-dealers. H.R. 10 would also provide that insurance affiliates of banks be subject to applicable state insurance regulation and supervision. With respect to the thrift industry, H.R. 10 would, among other things, restrict the interstate branching authority of federal savings associations to that applicable to banks, but institutions could keep existing branches. In addition, the act would merge the OTS and the Office of the Comptroller of the Currency (the current regulator of national banks) and would also merge the SAIF and the BIF, effective January 1, 2000. If the bill passes the House, the Senate would need to approve the bill before it could be sent to the President for his signature. There can be no assurance of when or if legislation will be enacted to modernize the financial services industry, or if enacted, what form such legislation might take.

Statistical Information and Analysis

         Reference is made to the "Five Year Selected Financial Data" section on page 2 of the Company's 1997 Summary Annual Report and the "Management's Discussion and Analysis" section on pages 1 through 13 of the Company's 1997 Annual Report Supplement (collectively, the "1997 Annual Report") for a presentation and discussion of certain statistical data relating to ALBANK which information is incorporated by reference. The information with respect to such data should not be construed to imply any conclusions on the part of the management of ALBANK that the results, causes or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision, regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits and other aspects of ALBANK's operations are extremely complex and could make historical operations, earnings, assets and liabilities not indicative of what may occur in the future.

Statistical Data

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

        The information set forth on pages 2 and 3 of the 1997 Annual Report Supplement is incorporated herein by reference.

II.      Investment Portfolio

         Securities

         The investment policy of the Company, which is established by senior management and approved by the Board of Directors, is based upon its asset/liability management goals and is designed primarily to provide a portfolio of high quality, diversified investments while seeking to optimize interest income within acceptable limits of safety and liquidity.


         ALBANK, FSB and ALBANK Commercial invest in various types of liquid assets, including U.S. Treasury and state and municipal government obligations, securities of various federal agencies, federal funds and repurchase agreements. Subject to various regulatory restrictions, applicable to ALBANK, FSB and ALBANK Commercial, the Company also invests in investment grade corporate debt securities, asset-backed securities (which are securities collateralized by automobile loans, credit card receivables and marine vehicle loans which have been originated by other financial institutions), mortgage-backed securities, collateralized mortgage obligations and real estate mortgage investment conduit securities.

         ALBANK, FSB, which until 1982 was a New York State chartered savings bank, also has grandfathered leeway authority to invest in certain equity and other securities, although ALBANK, FSB's ability to use such authority has been restricted since it became a subsidiary of a bank holding company. (See Regulation and Supervision - "Regulation of Bank Holding Companies").

         The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities and securities available for sale portfolios at the dates indicated.


                                                                   At December 31,
                                         1997                            1996                             1995
                              Amortized        Market         Amortized         Market          Amortized       Market
                              Cost             Value          Cost              Value           Cost            Value
                                                                    (in thousands)
Investment securities
 U.S. Government obligations  $  1,845            1,852         1,744             1,747           1,592           1,627
 U.S. Government agency
  obligations                   55,000           55,221        25,140            25,269          20,393          20,567
 Other tax-exempt bonds          7,000            7,034         7,978             8,013           8,916           8,964
 Mortgage-backed
  securities                    19,815           21,163        25,082            26,533          31,030          32,987
 Corporate bonds                   219              219           219               219              --              --
 Collateralized mortgage
  obligation and real estate
   mortgage  investment
    conduit securities           7,472            7,390        34,587            34,360          55,446          55,346
 Asset-backed securities         3,580            3,562        21,532            21,625          43,540          43,548
 Other bonds                        40               40            40                40              40              40

Total investment securities   $ 94,971           96,481       116,322           117,806         160,957         163,079


Securities available for sale
U.S. Government obligations   $ 45,305           46,057        75,910            76,262         120,980         122,486
U.S. Government agency
  obligations                    3,028            3,004         6,032             6,014              --              --
Mortgage-backed securities     460,939          462,157       200,870           200,042         122,952         122,442
Corporate bonds                193,333          195,103       282,867           283,860         352,727         356,479
Collateralized mortgage
  obligation and real
  estate mortgage investment
  conduit securities            13,385           13,132        19,443            19,051          25,322          25,094
Asset-backed securities         34,689           34,759        23,093            23,156          24,043          24,201
Equity securities                6,832           14,305         6,832             9,558           4,766           6,082

Total securities available
  for sale                    $757,511          768,517       615,047           617,943         650,790         656,784

At December 31, 1997, the aggregate securities of any single issuer (other than the U.S. Government and U.S. Government agencies and corporations) did not exceed 10% of the Company's stockholders' equity.

The following table sets forth certain information regarding the amortized cost, annual weighted-average yields (which have not been calculated on a tax-equivalent basis) and contractual maturities of the Company's investment securities and securities available for sale at December 31, 1997.


                                            Within                 After One Year         After Five Years
                                            One Year               Through Five Years     Through Ten Years
                                                 Annualized                  Annualized                  Annualized
                                                 Weighted-                   Weighted-                   Weighted-
                                     Amortized   Average          Amortized  Average      Amortized      Average
                                     Cost        Yield            Cost       Yield        Cost           Yield
                                                                  (dollars in thousands)
Investment securities:
  U.S. Government obligations        $    900     5.82%           $    945   6.33%        $    --          --%
  U.S. Government agency
    obligations                            --       --              55,000   6.85              --          --
  Other tax-exempt bonds                   --       --               6,900   6.04             100        5.64
  Mortgage- backed
    securities<F1>                         43    10.00               1,889   6.91           4,624        7.91
  Corporate bonds                          --       --                 219   5.54              --          --
  Collateralized mortgage
    obligation and real
    estate mortgage
    investment conduit
    securities<F1>                         --       --                  48   5.00           1,734        5.10
  Asset-backed
    securities<F1>                        435     5.05               3,145   4.87               --         --
  Other bonds                              --       --                  10   5.31               30       5.62

Total investment securities          $  1,378     5.71%           $ 68,156   6.67%        $  6,488       7.11%

Securities available for sale:<F2>
  U.S. Government obligations        $ 24,991     6.12%           $ 19,919   6.69%        $     --         --%
  U.S. Government agency
    obligations                            --       --                  --     --            3,028       6.51
  Mortgage-backed securities<F1>       32,339     5.07              43,628   6.27          161,012       6.85
  Corporate bonds                      75,013     5.76             117,820   6.91              300       6.44
  Collateralized mortgage
    obligation and real estate
    mortgage investment conduit
    securities<F1>                         --       --               5,137   4.75            4,887       6.01
  Asset-backed securities<F1>             228     5.11              29,464   6.11            4,997       6.20

Total securities available for sale  $132,571     5.66%           $215,968   6.60%        $174,224       6.80%

<F1>  Maturities of securities in these categories reflect their stated
      contractual maturities, that is, the last possible date for repayment of principal, rather than their shorter expected average lives, which would be impacted by scheduled amortization and prepayment activity.
<F2>  Does not include equity securities.


                                           After
                                           Ten Years                Total Securities
                                                 Annualized                    Annualized
                                                 Weighted-                     Weighted-
                                     Amortized   Average          Amortized    Average
                                     Cost        Yield            Cost         Yield
Investment securities:
  U.S. Government
    obligations                      $     --       --%            $  1,845    6.08%
  U.S. Government
    agency obligations                     --       --               55,000    6.85
  Other tax-exempt
    bonds                                  --       --                7,000    6.03
  Mortgage- backed
    securities                         13,259     9.19               19,815    8.68
  Corporate bonds                          --       --                  219    5.54
  Collateralized mortgage
    obligation and real
    estate mortgage
    investment conduit
    securities<F1>                      5,690     4.73                7,472    4.82
  Asset-backed
    securities<F1>                         --       --                3,580    4.89
  Other bonds                              --       --                   40    5.54


  Total investment securities        $ 18,949     7.85%            $ 94,971    6.92%


Securities available for sale:<F2>
  U.S. Government obligations        $    395    10.88%            $ 45,305    6.41%
  U.S. Government agency
    obligations                            --       --                3,028    6.51
  Mortgage-backed securities<F1>      223,960     6.83              460,939    6.66

  Corporate bonds                         200     7.37              193,333    6.46

  Collateralized mortgage obligation
    and real estate mortgage
    investment conduit securities<F1>   3,361     6.17               13,385    5.57

  Asset-backed securities<F1>              --       --               34,689    6.12

  Total securities available
    for sale                         $227,916     6.83%            $750,679    6.55%

<F1>  Maturities of securities in these categories reflect their stated
      contractual maturities, that is, the last possible date for repayment of principal, rather than their shorter expected average lives, which would be impacted by scheduled amortization and prepayment activity.
<F2>  Does not include equity securities.

III.     Lending Activities

         Portfolio Composition

         One- to Four-Family and Home Equity Loans. The Company offers both fixed- and adjustable-rate first mortgage loans secured by one- to four-family dwellings, including townhouses and condominium units, throughout its lending area. Loan originations are generated through the Company's network of 109 branches generally by a team of mortgage loan consultants who operate in the Company's primary market area. As of December 31, 1997, approximately 87% of the Company's residential mortgage loan portfolio related to properties located in New York State (primarily upstate), and the states of Massachusetts, Vermont and New Hampshire. Substantially all of the residential mortgage originations during the twelve months ended December 31, 1997, were for owner-occupied residences. At December 31, 1997, $2.0 billion, or 70% of the Company's total loan portfolio, consisted of one- to four-family residential mortgage loans, of which 75% were ARMs. Adjustable-rate products are typically generated for the Company's own portfolio, while originated fixed-rate loans are either sold with servicing retained by the Company or booked for its own portfolio. Total fixed-rate loans generated in 1997 amounted to $87.6 million; $81.2 million were originated for the Company's own portfolio and $6.4 million were sold with servicing retained.

ALBANK, FSB also "buys" mortgage loans from mortgage brokers and mortgage bankers; most of these loans are on properties located within ALBANK, FSB's market area, although ALBANK, FSB does buy a certain amount of loans on properties that are located in selected nonmarket areas including Ohio, Kentucky, and Connecticut. Mortgage loans acquired from mortgage brokers and mortgage bankers are underwritten and approved using the same guidelines as those applicable to ALBANK, FSB's own originations. Purchased loans are secured by one- to four- family owner-occupied properties, and have been acquired on a servicing released basis (that is, the loans are serviced by ALBANK, FSB, not the originator/seller). The origination of loans through mortgage brokers and mortgage bankers under contract with ALBANK, FSB was limited to ARMs. During 1997, ALBANK, FSB purchased of $312.1 million of adjustable-rate, one- to four- family residential mortgages. In recent years, ther have been no bulk purchases of residential mortgage loans.

         Generally, ARM loans pose credit risks different from the risks inherent in fixed-rate loans, primarily because if interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. In addition, the marketability of the underlying property may be adversely affected by higher interest rates. The Company offers some ARMs at an initial "teaser" rate, which is an interest rate lower than the fully-indexed rate or the interest rates that are anticipated to follow the initial "teaser" rate. To better assess underwriting risks, however, the Company qualifies ARM borrowers at the maximum second-year rate or 7%, whichever is higher.

         Fixed-rate mortgages are available throughout the Company's lending area on one- to four- family residential properties, and generally are underwritten according to the secondary market guidelines of FHLMC and FNMA. State of New York Mortgage Agency and Vermont Housing Finance Agency loans are also available to New York and Vermont borrowers within the Company's lending area. These agencies offer special programs, such as loans for first-time home buyers and loans for properties in federally designated areas, to qualified borrowers at advantageous rates and terms.

         The Company originates two types of home equity loans -- revolving credit line and single disbursement -- which may be secured by a first or second mortgage on a one- to four-family primary residence. The Company limits the loan-to-value ratio for these loans (including the first mortgage) to a maximum of 75%.

         Commercial Real Estate and Multi-Family Loans. The Company originates commercial real estate loans secured by mortgages on income-producing property in its market area, but does not originate, or plan to originate, such loans out-of-market. The Company's market is defined as the states of New York and Vermont, and the western portions of Massachusetts and New Hampshire. The Company's underwriting guidelines require these properties to produce sufficient income to satisfy operating expenses and principal and interest payments on the loan, and to provide a reasonable return to the owners on their investment. Generally, the Company's commercial real estate loans are collateralized by office buildings, strip shopping centers and office/warehouse buildings. For such loans, the Company limits the loan-to-value ratio to a maximum of 75% and requires borrowers to have demonstrated background experience which would indicate a high probability of success in managing the property. On income-producing properties, the Company requires a minimum occupancy rate of 80% and a minimum debt service coverage ratio of 1:1 for construction loans and 1.3:1 for permanent loans.

      The following table sets forth the composition of the Company's mortgage and other loan portfolios in dollar amounts and in percentages at the dates indicated.


                                                                      At December 31,
                                  1997                  1996                  1995               1994               1993
                                      Percent               Percent              Percent              Percent             Percent
                                      of                    of                   of                   of                  of
                          Amount      Total     Amount      Total    Amount      Total    Amount      Total   Amount      Total
                                                                 (dollars in thousands)
Mortgage loans:
   One- to four-family    $1,984,783  69.76%    $1,730,059  67.74%   $1,362,277  70.31%   $1,234,250  69.18%  $1,057,274  68.56%
   Home equity               164,991   5.80        169,214   6.63       147,136   7.59       152,869   8.57      143,378   9.30
   Commercial real estate    111,989   3.94        135,284   5.30        81,448   4.20        77,593   4.35       60,994   3.96
   Multi-family               32,968   1.16         31,792   1.24        28,313   1.46        31,574   1.77       35,075   2.27
   Construction               16,393   0.57         13,338   0.52        11,577   0.60        10,975   0.61       13,436   0.87

Total mortgage loans       2,311,124  81.23      2,079,687  81.43     1,630,751  84.16     1,507,261  84.48    1,310,157  84.96

Other loans:
   Commercial                285,266  10.03        241,002   9.44       108,412   5.60        83,474   4.68       62,052   4.02
   Consumer:
     Student                  96,884   3.40         94,478   3.70        93,816   4.84        89,246   5.00       80,314   5.21
     Automobile               68,316   2.40         64,864   2.54        47,556   2.45        35,003   1.96       26,574   1.73
     Home improvement         24,737   0.87         23,593   0.92        22,800   1.18        22,230   1.25       18,184   1.18
     Personal, secured
      and unsecured           23,731   0.83         19,444   0.76         5,071   0.26        17,664   0.99       14,668   0.95
     Credit cards             13,428   0.47         14,754   0.58        17,233   0.89        16,920   0.95       18,864   1.22
     Overdraft and other      21,799   0.77         16,222   0.63        12,065   0.62        12,362   0.69       11,272   0.73

    Total consumer loans     248,895   8.74        233,355   9.13       198,541  10.24       193,425  10.84      169,876  11.02

Total other loans            543,161  18.77        474,357  18.57       306,953  15,84       276,899  15.52      231,928  15.04

Total mortgage and
 other loans               2,845,285 100.00%     2,554,044 100.00%    1,937,704 100.00%    1,784,160 100.00%   1,542,085 100.00%
Net discounts, premiums
 and deferred loan
  fees and costs              10,764                 5,605                1,680                 (363)             (1,621)
Loans receivable           2,856,049             2,559,649            1,939,384            1,783,797           1,540,464
Allowance for loan losses    (29,117)              (24,114)             (15,949)             (15,510)            (12,984)
Loans receivable, net     $2,826,932            $2,535,535           $1,923,435           $1,768,287          $1,527,480

         The Company originates multi-family mortgage loans secured by properties located in its market area, but does not originate, or plan to originate, such loans out-of-market. These mortgage loans are generally written for five-year terms with interest rates tied to either the three-year or the five-year U.S. Treasury Constant Maturity Index or they may float based on the prime rate of interest. Amortization periods generally average from fifteen to twenty years (maximum amortization term is twenty-five years) and vary depending on property type and other considerations. The Company currently limits the loan-to-value ratio for these loans to a maximum of 75% and generally requires the execution of personal guarantees extending for the full term of the loan.

     The commercial real estate portfolio declined $2.0 million to $112.0 million during 1997, after excluding a $21.3 million loan reclassification from commercial real estate to commercial loans during the first quarter.
The multi-family portfolio gained $1.2 million during the year and totaled $33.0 million at December 31, 1997, as new loan volume was more than sufficient to offset loan prepayment and scheduled amortization.

         At December 31, 1997, the Company had approximately $2.8 million, or 2%, of its commercial real estate portfolio and $3.7 million, or 11%, of its multi-family mortgage loan portfolio, in out-of-market loans. Most of these out-of-market loans were purchased from mortgage bankers in the 1970's with the last such purchase in 1979 (other than purchases which were effected through the acquisition of loans resulting from the Company's merger and acquisition activity since 1979).

         Construction Loans. The Company originates loans to finance the construction of one- to four-family homes in its lending area, but does not originate, or plan to originate, such loans out-of-market. On occasion, the Company has also financed construction of multi-family residences and commercial real estate in its lending area. The Company does not currently provide land acquisition and development financing or construction loans for speculation. With rare exception, construction loans are made to a builder or to a buyer under a purchase contract. Construction loans must ordinarily be combined with a permanent mortgage from the Company, and the maximum loan-to-value ratio the Company generally allows is 80%. At December 31, 1997, $16.4 million, or less than 1% of the Company's total loan portfolio, consisted of construction loans.

     Other Loans. The Company's other lending activities include commercial and consumer lending. The Company expects to devote additional resources to the expansion of these operations in order to further diversify its lending base and further supplement its mortgage activities.

         The Company concentrates its commercial lending efforts on companies that have the capacity to borrow $100,000 or more, although smaller loans are considered and encouraged. Loan pricing and terms are set according to the individual needs and characteristics of each borrower. At December 31, 1997, the Company's commercial loans outstanding, unused lines of credit and commitments aggregated $392.1 million. Actual commercial loans outstanding totaled $285.3 million, or 10% of total loans at December 31, 1997.

         The Company offers a variety of consumer loan products to the communities it serves. These loans include student loans, automobile loans, personal loans, home improvement loans, credit card loans and overdraft loans. At December 31, 1997, consumer loans totaled $248.9 million, or just under 9% of the Company's total loan portfolio.

     Loan Participations.

From time to time, on a selective basis, the Company also purchases a participation interest in multi-family, commercial real estate and commercial loans; at December 31, 1997, these loan participations represented less than 1% of the Company's loan portfolio.

         The following table sets forth the Company's loan originations and loan purchases, sales, principal repayments, transfers of loans to real estate owned ("REO") and repossessed property and reclassification activity for the years indicated.

                                                           Years ended December 31,
                                           1997                  1996                  1995
Mortgage loans:
    At beginning of year                   $2,079,687            1,630,751             1,507,261
    Mortgage loans originated:
        One- to four-family<F1>               217,012              251,369               191,204
        Commercial real estate<F2>             33,672               25,354                12,052
        Construction                           27,673               28,978                27,560

    Total mortgage loans originated           278,357              305,701               230,816

    Mortgage loans purchased:
        One- to four-family                   312,095              416,914<F4>           125,894
        Commercial real estate                  4,382<F3>           55,677<F5>                --

    Total mortgage loans originated
     and purchased                            594,834              778,292               356,710

    Sale of loans                             (11,353)             (34,024)              (17,577)
    Principal repayments                     (325,814)            (291,338)             (209,933)
    Transfer of mortgage loans to REO,
     net of writedowns                         (4,908)              (5,346)               (5,710)
    Reclassification of mortgage loans
     to other loans                           (21,322)                  --                    --
    Reclassification of other loans
     to mortgage loans                             --                1,352                    --

Mortgage loans, at end of year             $2,311,124            2,079,687             1,630,751

Other loans:
    At beginning of year                   $  474,357              306,953               276,899

    Commercial loans originated                17,874               24,114                28,137
    Consumer loans originated                  73,882               79,267                74,351
    Total other loans originated               91,756              103,381               102,488
    Other loans purchase                       47,171<F6>          143,418<F7>                --

Total other loans originated and purchased    138,927              246,799               102,488

    Sale of loans                                  --                   --               (13,802)
    Principal repayments.                    (100,418)             (77,448)              (58,632)
    Transfer of other loans to REO                 --                 (595)                   --
    Transfer of other loans to
     repossessed property                         (27)                  --                    --
    Reclassification of mortgage loans
     to other loans                            21,322                   --                    --
    Reclassification of other loans
     to mortgage loans                             --               (1,352)                   --

Other loans, at end of year                $  534,161              474,357               306,953

<F1>  Includes home equity loans.
<F2>  Includes multi-family loans.
<F3>  Includes $4,382 in loans acquired from KeyBank.
<F4>  Includes $187,573 in loans acquired from Marble and Green Mountain Banks.
<F5>  Represents $55,677 in loans acquired from Marble Bank.
<F6>  Represents $47,171 in loans acquired from KeyBank.
<F7>  Represents $143,418 in loans acquired from Marble and Green Mountain Banks.

</TABLE

     Loan Maturity Repricing. The following table shows the maturity or period to repricing of ALBANK, FSB's loan portfolio at December 31, 1997. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The table does not include anticipated prepayments.


                                                                At December 31, 1997
                         One- to                                                                                   Total
                         Four-         Home         Commercial                                                     Loans
                         Family        Equity       Real Estate<F1>    Construction   Commercial     Consumer      Receivable
                                                                    (in thousands)
Amount due:
    Within one year      $  887,648    107,821       43,579            16,393         185,876         78,812        1,320,129
    After one year:
      One to five years     708,530     27,312       90,054                --          72,476        105,991        1,004,363
      Over five years       388,605     29,858       11,324                --          26,914         64,092          520,793

    Total due after
     one year             1,097,135     57,170      101,378                --          99,390        170,083        1,525,156

Total amount due         $1,984,783    164,991      144,957            16,393         285,266        248,895        2,845,285

Net discounts, premiums
 and deferred loan
 fees and costs                                                                                                        10,764
Allowance for loan losses                                                                                             (29,117)

Loans receivable, net                                                                                              $2,826,932

<F1>  Includes multi-family loans.

         The following table sets forth at December 31, 1997, the dollar amount of fixed- and adjustable-interest rate loans due after December 31, 1998, (excludes $1.320 billion of loans that mature or reprice within one year).

                                                Due after December 31, 1998
                                          Fixed           Adjustable           Total
                                                        (in thousands)
Mortgage loans:
    One- to four-family                   $479,107        618,028              1,097,135
    Home equity                             56,911            259                 57,170
    Commercial real estate<F1>              45,828         55,550                101,378

Other loans:
    Commercial loans                        99,390             --                 99,390
    Consumer loans                         170,083             --                170,083

Total mortgage loans and other loans      $851,319        673,837              1,525,156

<F1>  Includes multi-family loans.

         Nonperforming Loans and Assets

         Loans are placed on a nonaccrual status for the recording of interest when considered doubtful of collection by management. With respect to residential mortgage loans, this ordinarily occurs when they become 120 days delinquent. Loans other than residential mortgage loans past due 90 days or more as to principal or interest are placed on nonaccrual status except for those loans which, in management's judgment, are adequately secured and for which collection is probable. Credit card and other retail consumer loans are evaluated for collectibility on a monthly basis, at which time (and prior to their being 150 days delinquent) all accounts (including related accrued interest) deemed uncollectible are charged off. Delinquent interest on FHA and VA loans and student loans continues to accrue since these loans are backed by a government agency guarantee and all interest and principal is ultimately expected to be received. Once management reaches a decision to place a loan on nonaccrual status, all previously accrued interest earned but not collected during the current year on such a loan is reversed against interest income.

         The Company periodically reviews its loan portfolio and classifies loans it considers to be of lesser quality as "substandard," "doubtful," or "loss." A loan is considered "substandard" if the borrower's current paying capacity and/or net worth is impaired or weakened, or the underlying collateral, if any, has been devalued, such that the continuation of sufficient future cash flow for full repayment of principal and interest on the asset is questionable. The notion of substandard also includes the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as "doubtful" have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection in full highly questionable in light of existing facts, conditions and values. Loans classified as "loss" are charged off. Management designates a loan which does not currently have the deficiencies necessary to warrant classification, but does exhibit some potential weaknesses, as a "special mention" loan.

         On December 31, 1997, criticized loans (including special mention loans) of the Company, totaled $94.1 million, or approximately 3% of total loans. These loans were comprised of $3.9 million in the doubtful category, $60.9 million in the substandard category and $29.3 million in the special mention category. Of the Company's criticized loans at December 31, 1997, 33% were residential mortgage loans, 49% were commercial loans, 16% were commercial mortgage loans and 2% were consumer loans. This compared with an aggregate of $84.2 million of criticized loans, or approximately 3% of total loans, as of December 31, 1996, of which $4.6 million were in the doubtful category, $56.4 million were in the substandard category and $23.2 million were in the special mention category. As of that date, 34% of the Company's criticized loans were residential mortgages, 34% were commercial loans, 30% were commercial mortgage loans and 2% were consumer loans.

         The following table sets forth information regarding nonaccrual loans (including loans restructured as a result of the financial deterioration of the borrower), and accruing loans delinquent more than 90 days (collectively, "nonperforming loans") and REO owned by the Company along with repossessed property (together with nonperforming loans, "nonperforming assets") at the dates indicated.

                                                         Years ended December 31,
                                         1997         1996         1995           1994           1993
                                                          (dollars in thousands)

Nonaccrual mortage loans                 $18,477      15,298       12,571         10,231         14,337
Accruing mortgage loans delinquent
 more than 90 days                         2,871       7,367        5,567          5,104          4,933

Total nonperforming mortgage loans        21,348      22,665       18,138         15,335         19,270

Nonaccrual other loans                     6,074       3,933          372            424            152
Accruing other loans delinquent
 more than 90 days                         4,392       3,218        4,646          4,544          3,492

Total nonperforming other loans           10,466       7,151        5,018          4,968          3,644

Total nonpreforming loans                 31,814      29,816       23,156         20,303         22,914

Total REO                                  3,966       4,012        3,899          3,822          4,418

Total repossessed  property                   20          --           --             --             --

Total nonperforming assets               $35,800      33,828       27,055         24,125         27,332

Total nonperforming loans to
 loans receivable                           1.11%       1.16%        1.19%          1.14%          1.49%
Total nonperforming assets to
 total assets                               0.88        0.96         0.91           0.81           0.99


         Over the last five years, the Company's nonperforming loans and assets have been maintained at average levels that were below industry group averages. At December 31, 1997, 56% of the Company's repossessed assets consisted of residential (one- to four-family) properties, 43% resulted from foreclosures on commercial properties and 1% resulted from consumer loans.

IV.      Summary of Loan Loss Experience

         The Company maintains a total valuation allowance for losses on loans representing allowances with respect to categories of loans which the Company believes represent risk of loss and an unallocated allowance for future losses generally. The allowance for loan losses is established and maintained through a provision for loan losses at a level deemed appropriate by management to provide adequately for known and inherent risks in the portfolio. The determination of the amount of the allowance for loan losses includes estimates that are susceptible to significant modifications due to changes in appraised values of collateral and general economic conditions. In connection with the determination of an adequate allowance for loan losses, management periodically obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses.

         Management's evaluation of the risk inherent in its loan portfolio includes a review of all loans on which full collectibility may not be reasonably assured considering, among other matters, the estimated net realizable value of the underlying collateral (if any), economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Other factors considered by management include the size and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition and the potential for losses in future periods. In evaluating the adequacy of the allowance for loan losses, management recognizes the risk associated with each type of loan and the current outstanding balance. The primary risk element considered by management with respect to each consumer, home equity and one- to four-family real estate mortgage loan is any current delinquency on the loan. The primary risk elements considered by management with respect to commercial, commercial real estate and real estate construction loans are the financial condition of the borrowers, the sufficiency of collateral (including changes in the appraised value of collateral) and the record of payment. In general, all properties securing loans delinquent more than 90 days are physically inspected. A subjective review of all substantial nonperforming loans, other problem loans and over-all delinquent loans is also made prior to the end of each calendar quarter to determine the adequacy of the allowance for loan losses. Additionally, current year charge-offs, charge-off trends, new loan production and current balances by particular loan categories are factored into the determination of reserve levels.

         The following table sets forth the Company's allowance for loan losses at the dates indicated.

                                                             Years ended December 31,
                                         1997          1996            1995            1994          1993
                                                             (dollars in thousands)
Balance at beginning of period           $24,114       15,949          15,510          12,984        11,885
Allowance recorded/acquired from
  acquisition activity                     2,000       11,310              --             151            --
Provision for loan losses                  7,200        5,775           4,500           4,500         4,200
Charge-offs:
    Mortgage loans<F1>                    (1,971)      (7,013)         (2,685)         (1,980)       (2,267)
    Other loans                           (3,301)      (2,635)         (1,736)         (1,031)       (1,146)
Recoveries:
    Mortgage loans                           579          223              83             647            --
    Other loans                              496          505             277             239           312

Balance at end of period                 $29,117       24,114          15,949          15,510        12,984


Allocation of allowance for specfic
  loan types at end of period:
    Residential mortgage loans           $ 7,281        7,360           7,233           5,724         5,745
    Commercial real estate loans<F2>       1,659        2,623           1,502           1,455         1,599
    Commercial loans                       6,386        4,065           1,714           1,016           896
    Consumer loans                         5,798        5,000           3,523           2,263         2,225
    Unallocated                            7,993        5,066           1,977           5,052         2,519

Balance at end of period                 $29,117       24,114          15,949          15,510        12,984


Ratio of net charge-offs during
  the period
  to average loans outstanding
    during the period                       0.16%        0.38%           0.22%           0.13%         0.20%

Ratio of allowance for loan losses
  to loans receivable at end of period      1.02         0.94            0.82            0.87          0.84

Ratio of allowance for loan losses
  to nonperforming loans at end
    of period                              91.52        80.88           68.88           76.39         56.67

<F1>  Of the total loans charged-off in 1996, $4.1 million was related to a sale of nonperforming loans consummated during the fourth quarter of 1996.
<F2>  Includes multi-family loans.

V.       Deposits and Source of Funds

         The Company's primary sources of funds are deposits and proceeds from principal and interest payments on loans and on its investments in securities.

         The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits principally consist of passbook and statement savings accounts ("Savings accounts") and NOW accounts, Super NOW accounts, money market accounts, interest-bearing and noninterest-bearing demand deposit accounts (collectively, "Transaction accounts") and fixed-term certificate accounts. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Company's deposits are obtained primarily from the areas in which its branches are located, and the Company relies principally on customer service and long-standing relationships with customers to attract and retain these deposits. The Company does not solicit or accept brokered deposits.

     The following table sets forth the distribution of the Company's deposit accounts and the respective weighted average nominal interest rates at the dates indicated. Average balances of certificates by maturity category are not readily available. Management believes that the use of the year-end balances does not significantly affect the analysis.


<CAPTION
                                                                    At December 31,

                                      1997                               1996                                 1995
                                               Weighted                           Weighted                              Weighted
                                     Percent   Average                  Percent   Average                     Percent   Average
                                     of Total  Nominal                  of Total  Nominal                     of Total  Nominal
                         Amount      Deposits  Rate         Amount      Deposits  Rate            Amount      Deposits  Rate
                                                            (dollars in thousands)

Saving accounts          $  809,546  23.24%    2.84%        $  824,151  27.35%    2.94%           $  826,875  32.32%    2.96%
Transaction accounts        824,005  23.65     1.96            605,053  20.08     1.80               422,555  16.52     1.48

Total                     1,633,551  46.89                   1,429,204  47.43                      1,249,430  48.84


Certificate accounts:
    Within one year       1,310,987  37.63                   1,114,101  36.98                        955,218  37.34
    One year to
     three years            498,071  14.30                     417,300  13.85                        232,161   9.07
    Over three years         41,182   1.18                      52,524   1.74                        121,479   4.75

Total                     1,850,240  53.11     5.52          1,583,925  52.57     5.37             1,308,858  51.16     5.64

Total deposits           $3,483,791 100.00%    4.05%        $3,013,129 100.00%    3.99%           $2,558,288 100.00%    4.09%

         At December 31, 1997, the following maturities applied to certificate accounts in amounts of $100,000 or more.

                                               Amount
                                           (in thousands)
Three months or less                           $ 65,481
Over three through six months                    63,032
Over six through twelve months                   51,083
Over twelve months                               52,681

Total                                          $232,277

VI.      Return on Equity and Assets

         Information regarding returns on equity and assets appears on page 2 of the 1997 Summary Annual Report under the caption "Five Year Selected Financial Data" and is incorporated herein by reference.

VII.     Short-Term Borrowings

         Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings where appropriate as an alternative or less costly source of funds. ALBANK, FSB obtains advances from the FHLB-NY which are collateralized by certain of ALBANK, FSB's mortgage loans. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

         The Company may enter into sales of securities under agreements to repurchase ("repurchase agreements") with nationally recognized primary securities dealers. Repurchase agreements are accounted for as borrowings by the Company and are secured by designated securities. The proceeds of these transactions are used to meet cash flow or asset/liability needs.

         The following table sets forth certain information regarding the Company's short-term borrowed funds at or for the periods ended on the dates indicated.

                                                          At or For the Years ended December 31,
                                                           1997             1996           1995
                                                                   (dollars in thousands)
FHLB-NY advances:
    Average balance outstanding                            $ 57,789         20,838          1,884
    Maximum amount outstanding at any month-end during
      the period                                            172,600         73,000         18,000
    Balance outstanding at end of period                     47,000         36,000             --
    Weighted average interest rate at end of period            6.17%          7.17%            --%
    Weighted average interest rate during the period<F1>       5.68           5.47           6.60

Repurchase agreements:
    Average balance outstanding                            $ 44,532          3,563             --
    Maximum amount outstanding at any month-end during
      the period                                            156,294          4,796             --
    Balance outstanding at end of period                     21,097          4,796             --
    Weighted average interest rate at end of period            4.57%          4.00%            --%
    Weighted average interest rate during the period<F1>       5.47           4.16             --

Other short-term borrowings:
    Average balance outstanding                            $    985            936             14
    Maximum amount outstanding at any month-end during
      the period                                              1,780          1,550          1,290
    Balance outstanding at end of period                        650          1,550          1,290
    Weighted average interest rate at end of period            5.88%          6.00%          4.75%
    Weighted average interest rate during the period<F1>       5.41           5.30           5.48

Total short-term borrowings and repurchase agreements:
    Average balance outstanding                            $103,306         25,337          1,898
    Maximum amount outstanding at any month-end during
      the period                                            330,674         77,971         18,000
    Balance outstanding at end of period                     68,747         42,346          1,290
    Weighted average interest rate at end of period            5.68%          6.77%          4.75%
    Weighted average interest rate during the period<F1>       5.59           5.28           6.59

<F1>  Computed on the basis of average daily balances.

Executive Officers of the Registrant

         The following table sets forth certain information regarding the executive officers of the Company, all of whom held substantially identical positions with ALBANK, FSB, as of December 31, 1997.


Name                          Age              Position Held with the Company
Herbert G. Chorbajian         59               Chairman of the Board,
                                               President and Chief
                                               Executive Officer

Richard J. Heller             51               Executive Vice President and
                                               Chief Financial Officer

Barry G. Blenis               54               Executive Vice President,
                                               Operations and Strategic Planning

Freling H. Smith              56               Senior Vice President,
                                               Secretary and General Counsel


         None of the individuals named in the above table was selected to his position as an officer of the Company pursuant to any arrangement or understanding with any other person nor are there any family relationships between them. Each of the above officers has held the same or another executive position with the Company for the past five years.

         None of the individuals named above holds a directorship with a company (except for the Company) registered pursuant to Section 12 of the Securities Exchange Act of 1934, or subject to the requirements of Section 15 (d) of that Act, or with a company which is registered as an investment company under the Investment Company Act of 1940.

         Herbert G. Chorbajian has served as Chairman, President and Chief Executive Officer since 1990.

         Richard J. Heller joined the Company in 1991 and since that time has served as Executive Vice President and Chief Financial Officer.

         Barry G. Blenis assumed his current position of Executive Vice President, Operations and Strategic Planning in 1990.

     Freling H. Smith became Senior Vice President, Secretary and General Counsel to ALBANK, FSB in 1991. Mr. Smith became Secretary to ALBANK Commercial in September 1997.

ITEM 2            Properties

         ALBANK, FSB conducts business through its home office in Albany, New York, 71 other full service branches and a merchant banking branch at an Albany area shopping mall; 34 of ALBANK, FSB's branch offices are owned and 39 are leased. Four other office locations which are owned by ALBANK, FSB are also used to conduct business; two are located in Albany, New York (a data processing center which also houses the main office of ALBANK Commercial and an operations center), one is located in Plattsburgh, New York (a financial center) and a fourth is located in Rutland, Vermont (an administrative office for ALBANK, FSB's Marble Division). In addition, ALBANK, FSB leases an office in
Bennington, Vermont through which its investment functions are performed. ALBANK Commercial conducts business through its home office in Albany, New York and 35 other full service branches in New York, 28 of which are owned and 7 of which are leased.

ITEM  3            Legal  Proceedings

         The Company is involved in a number of pending legal proceedings, most of which represent routine matters occurring in the ordinary course of business. In the aggregate, all of the Company's pending legal proceedings involve amounts which are believed by management not to be material to the financial condition of the Company.

ITEM 4            Submission of Matters to a Vote of Security Holders


         None.
                                                      PART II

ITEM 5            Market for Registrant's Common Equity and Related Stockholder
                  Matters

         The information set forth inside the back cover under the captions "Stock Listing" and "Stock Price" of the 1997 Summary Annual Report is incorporated herein by reference.

         As of March 25, 1998, the Company had approximately 5,007 stockholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or other financial institutions.

         On February 27, 1996, the Board of Directors of the Company declared a 6-for-5 stock split effected as a 20% stock dividend. This stock dividend was paid April 1, 1996, to shareholders of record on March 15, 1996. By maintaining the quarterly per share cash dividend at $0.12 following the stock dividend, the Board effectively increased the dividend by 20%, the second such increase in as many years. On November 25, 1996, the Company announced that its Board increased the Company's quarterly cash dividend an additional 25% by initiating payment at a quarterly rate of $0.15 per share commencing with the dividend paid on January 2, 1997. The Company further increased its quarterly dividend 20% on August 26, 1997, when its Board declared an $0.18 per share cash dividend, which was paid on October 1, 1997. Declarations of subsequent dividends by the Board will depend upon a number of factors, including, among other things, investment opportunities available to the Company or its subsidiaries, capital requirements, regulatory limitations, the Company and its subsidiaries financial condition and results of operations, tax considerations and general economic conditions.

         Reference is also made to the "Liquidity and Capital Resources" section set forth on page 1 of the Annual Report Supplement, which is incorporated herein by reference. Additional reference is made to Part 1, Item 1. "Business--Regulation and Supervision--Capital Requirements" and "--Restrictions on Dividends and Other Capital Distributions" in this Form 10-K for a description of regulatory restrictions with regard to the future payment of dividends by the Company's subsidiaries to the Company.

ITEM 6            Selected Financial Data

     The information set forth on page 2 under the caption "Five-Year Selected Financial Data" of the 1997 Summary Annual Report is incorporated herein by reference.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Total assets at December 31, 1997, totaled $4.083 billion, an increase of $577.0 million (16%) over year-end 1996. The primary reason for the increase was the Key Branch acquisition on November 10, 1997, which included $540.9 million in deposits.

         Cash and due from banks increased $28.5 million (41%) from year-end 1996 levels to $97.4 million at December 31, 1997. Year-end 1997 balances of the cash and due from bank accounts of ALBANK Commercial of $47.4 million more than offset a decrease in ALBANK, FSB balances of $18.9 million (28%). The decrease in ALBANK, FSB's balances primarily reflects lower levels of required reserves with the Federal Reserve Bank of New York as compared with the previous year-end.

         Securities available for sale increased between year-end 1996 and 1997 by $150.6 million (24%) to $768.5 million. The increase was the result of purchases of securities for ALBANK Commercial including the Company's effort to prefund such purchases in anticipation of the November 10, 1997, closing date.

         Investment securities totaled $95.0 million at December 31, 1997, a decrease of $21.4 million (18%) from 1996. Maturing funds not reinvested were used primarily to fund loan growth.

         Loans receivable grew to $2.856 billion at December 31, 1997, an increase of $296.4 million (12%) over the previous year. An increase of $254.7 million (15%) in one- to four-family mortgage loans comprised most of the growth. Other loans increased $59.8 million (13%) between 1996 and 1997 primarily as a result of loans acquired in the Key Branch acquisition with a net book value of $52.2 million. The aforementioned increases were reduced by a net decrease in commercial real estate loans of $23.3 million (17%).

         A provision for loan losses of $7.2 million for the year ended December 31, 1997, and acquired allowances of $2.0 million for ALBANK Commercial more than offset net charge-offs of $4.2 million, resulting in an increase in the allowance for loan losses of $5.0 million (21%) to $29.1 million at December 31, 1997. The increase helped to strengthen the coverage of the allowance for loan losses to nonperforming loans to 92% at year-end 1997 compared with 81% at year-end 1996.

         Goodwill increased $36.7 million (85%) as accounting goodwill generated from the Key Branch acquisition of $40.6 million was reduced by goodwill amortization of $3.9 million.

         Total deposits at December 31, 1997, of $3.484 billion represent a $470.7 million (16%) increase over the prior year end. The increase is reflective of the November 10, 1997, Key Branch acquisition for ALBANK Commercial of $540.9 million in deposits as reduced by net deposit outflows. Total certificate accounts increased $266.3 million (17%) from year-end
1996 to $1.850 billion at December 31, 1997, and included $234.6 million in ALBANK Commercial year-end balances which were augmented by time deposit growth in ALBANK, FSB. Transaction accounts including NOW, Super NOW, money market and demand deposit accounts increased $219.0 million (36%) from year-end 1996 to 1997 reflecting ALBANK Commercial year-end balances of $222.5 million slightly reduced by net outflow. Savings accounts decreased $14.6 million (2%) from year-end 1996 levels despite ALBANK Commercial December 31, 1997, balances of $55.7 million as the result of net savings deposit outflows. Escrow account balances declined $5.4 million (20%) from $26.6 million at year-end 1996 to $21.2 million at year-end 1997 primarily as a result of a change in the required method of maintaining escrow balances for borrowers resulting in lower individual escrow account balances.

         Short-term borrowed funds increased $26.4 million (62%) from year-end 1996 to $68.7 million at December 31, 1997, as funding needs outpaced other funding sources including deposits, capital securities and operating cash flow. Corporation-obligated manditorily redeemable capital securities (more fully described in footnote 14 of the Annual Report Supplement) issued in June 1997 totaled $50.0 million at December 31, 1997, and provided funds which were used for general corporate purposes.

         Long-term debt decreased $10.0 million (33%) to 20.0 million at December 31, 1997, as the result of the repayment of Federal Home Loan Bank advances maturing in 1997.

         The increase in total stockholders' equity of $40.5 million (13%) from year-end 1996 to $359.6 million at December 31, 1997, was primarily the result of an increase in retained earnings of $34.1 million (16%). The increase in retained earnings was the combined net effect of net income of $43.4 million, cash dividends declared of $8.5 million, and reductions relating to stock option exercises totaling $0.8 million. Most of the remaining net increase in stockholders' equity was attributable to a $4.8 million (269%) increase in net unrealized gains on securities available for sale. At December 31, 1997, the ratio of stockholders' equity to total assets was 8.81%, a 29 basis point reduction from 9.10% at December 31, 1996.

         Book value per common share increased $3.14 per share from December 31, 1996, to $27.86 at year-end 1997. The increase is primarily the result of additional stockholders' equity of $40.5 million as treasury share repurchases for 1997 were nearly matched by treasury share issuance for stock option exercises with a net result of 3,918 additional shares outstanding compared with the previous year-end. The Company repurchased 154,468 shares of its common stock during 1997 at a total cost of $5.1 million. At December 31, 1997, the Company held 2,790,655 of its common stock as treasury stock. Tangible book value increased $0.29 per share to $21.64 per share at December 31, 1997, as goodwill generated by the Key Branch acquisition countered the effect of increased stockholders' equity on this calculation.

Results of Operations

         The information set forth on pages 3 through 13 of the 1997 Annual Report Supplement is incorporated herein by reference.

ITEM 8            Financial Statements and Supplementary Data

         The information set forth on pages 14 through 40 of the 1997 Annual Report Supplement is incorporated herein by reference.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.
                                                     PART III

         The information required by the items in this part has been omitted since it will be contained in the definitive proxy statement to be filed pursuant to Regulation 14-A

                                                      PART IV

ITEM 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)(1).  Financial Statements

         The following consolidated financial statements of the Company and its subsidiaries, together with the report thereon of KPMG Peat Marwick LLP, dated January 30, 1998, set out at pages 14 through 40 of the 1997 Annual Report Supplement, are incorporated herein by reference.

     Independent Auditors' Report.

     Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1997.

     Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.

     Consolidated Statements of Changes in Stockholders' Equity for each of the years in the three-year period ended December 31, 1997.

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997.

     Notes to Consolidated Financial Statements.

     The remaining information appearing in the 1997 Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.

(a)(2).  Financial Statement Schedules

         All schedules for the Registrant and its subsidiaries are omitted because they are not required or are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

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

Regulation S-K Exhibit
Reference Number                       Description

    3.02 Bylaws of ALBANK, as amended (incorporated herein by reference to Exhibit 3.02 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1993, filed on March 31, 1994).

10  10.01  Employment Agreement dated April 1, 1992, between ALBANK and
           Herbert G. Chorbajian (incorporated herein by reference to Exhibit
           10.1 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.02 Employment Agreement dated April 1, 1992, between ALBANK and Richard J. Heller (incorporated herein by reference to Exhibit 10.2 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.03 Employment Agreement dated April 1, 1992, between ALBANK and Freling H. Smith (incorporated herein by reference to Exhibit 10.3 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.04  Employment Agreement dated April 1, 1992, between ALBANK and Barry
           G. Blenis (incorporated herein by reference to Exhibit 10.4 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.05 Employment Agreement dated April 1, 1992, between ALBANK, FSB and Herbert G. Chorbajian (incorporated herein by reference to Exhibit
           10.5 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No.
           0-19843)

    10.06 Employment Agreement dated April 1, 1992, between ALBANK, FSB and Richard J. Heller (incorporated herein by reference to Exhibit
           10.6 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992,
           SEC File No. 0-19843).

                               Exhibits, continued

Regulation S-K Exhibit
Reference Number                       Description

    10.07 Employment Agreement dated April 1, 1992, between ALBANK, FSB and Freling H. Smith (incorporated herein by reference to Exhibit 10.7 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.08 Employment Agreement dated April 1, 1992, between ALBANK, FSB and Barry G. Blenis (incorporated herein by reference to Exhibit 10.8 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.09 Employment Agreement dated April 1, 1992, between ALBANK, FSB and Clifford M. Apgar (incorporated herein by reference to Exhibit
           10.9 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992,
           SEC File No. 0-19843).

    10.10 Employment Agreement dated April 1, 1992, between ALBANK, FSB and Frank J. Vaselewski (incorporated herein by reference to Exhibit
           10.10 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.11 ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as Amended and Restated as of December 18, 1995 (incorporated herein by reference to Exhibit 10.11 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 29, 1996).

    10.12 ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors (incorporated herein by reference to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992, SEC File No. 0-19843).

  10.12.1 ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors (incorporated herein by reference to Exhibit 10.12.1 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 29, 1996).

Regulation S-K Exhibit
Reference Number                       Description

    10.13 Albany Savings Bank, FSB Recognition and Retention Plan and Trust Agreement for Senior Executive Officers (incorporated herein by reference to Exhibit 10.13 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.14 Albany Savings Bank, FSB Recognition and Retention Plan and Trust Agreement for Officers (incorporated herein by reference to Exhibit 10.14 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.15 Albany Savings Bank, FSB Recognition and Retention Plan and Trust Agreement for Outside Directors (incorporated herein by reference to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992,
           SEC File No. 0-19843).

    10.16 Albany Savings Bank, FSB Incentive Savings and Employee Stock Ownership Plan, as amended (incorporated herein by reference to Exhibit 10.16 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995).

    10.17 Agreement dated June 17, 1985, between ALBANK, FSB and Herbert G. Chorbajian (Life Insurance Contract) (incorporated herein by reference to Exhibit 10.10 to ALBANK's Registration Statement on Form S-1, as amended, filed on December 23, 1991,
           Registration No. 33-44721).

    10.18 Agreement dated December 22, 1997, between ALBANK, FSB and Herbert G. Chorbajian (Supplemental Employment Retirement Plan).

    10.19 Agreement dated June 17, 1985, between ALBANK, FSB and Herbert G. Chorbajian (Incentive Savings Contract) (incorporated herein by reference to Exhibit 10.12 to ALBANK's Registration Statement on Form S-1, as amended, filed on December 23, 1991,
           Registration No. 33-44721).

    10.20 Albany Savings Bank Management Incentive Plan for 1997. 10.21 Retirement Restoration Plan of Albany Savings Bank, FSB (incorporated herein by reference to Exhibit 10.21 to ALBANK's Registration Statement on Form S-1, as amended, filed on December 23, 1991, Registration No. 33-44721).

                                    Exhibits, continued
Regulation S-K Exhibit
Reference Number                       Description

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

    10.24 Directors Retirement Plan of Albany Savings Bank, FSB , as amended (incorporated herein by reference to Exhibit 10.25 to Amendment No. 1 to ALBANK's Registration Statement on Form S-1, as amended, filed on February 5, 1992, Registration No. 33-44721).

  10.24.1 Amendment to Directors Retirement Plan of Albany Savings Bank, FSB, as amended (incorporated herein by reference to Exhibit
           10.24.1 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995).

    10.25 Loan Agreement between ALBANK and The First National Bank of Boston, successor trustee to Nationar, as Trustee of Albany Savings Bank, FSB Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.25 to ALBANK's Annual Report on Form 10-K for the year ende June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.26 Pledge Agreement between ALBANK and The First National Bank of Boston, successor trustee to Nationar, as Trustee of the Albany Savings Bank, FSB Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.26 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    10.27 Trust Agreement "A" between Albany Savings Bank, FSB and The First National Bank of Boston, successor trustee to Nationar, for the Albany Savings Bank, FSB, Incentive Savings and Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.27 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

                                    Exhibits,continued

Regulation S-K Exhibit
Reference Number                       Description

  10.27.1 First Instrument of Amendment to Trust Agreement "A" between Albany Savings Bank, FSB and The First National Bank of Boston, successor trustee to Nationar, for the Albany Savings Bank, FSB Incentive Savings and Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.27.1 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995).

    10.28 Trust Agreement "B" between Albany Savings Bank, FSB and The First National Bank of Boston, successor trustee to Nationar, for the Albany Savings Bank, FSB Incentive Savings and Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.28 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

  10.28.1 First Instrument of Amendment to Trust Agreement "B" between Albany Savings Bank, FSB and The First National Bank of Boston, successor trustee to Nationar, for the Albany Savings Bank, FSB Incentive Savings and Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.28.1 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 31, 1995).

    10.29 Indenture, dated as of June 6, 1997, between ALBANK and The Chase Manhattan Bank, as Trustee, in respect of ALBANK's 9.27% Junior Subordinated Debentures due 2027 (incorporated herein by reference to Exhibit 4.1 of ALBANK's Registration Statement on Form S-4, filed on October 29, 1997, Registration Nos. 333-39017 and 333-39017-01).

    10.30 Form of ALBANK's 9.27% Junior Subordinated Debentures due 2027 (included in Exhibit 10.29 hereof).

    10.31  Amended and Restated Declaration of Trust of ALBANK Capital
           Trust I, dated as of June 6, 1997, among ALBANK, as sponsor, the Administrators thereof, Chase Manhattan Bank Delaware, as Delaware Trustee, The Chase Manhattan Bank, as Property Trustee, and the holders from time to time of undivided interests in the assets of ALBANK Capital Trust I (incorporated herein by reference to Exhibit
           4.4 of ALBANK's Registration Statement on Form S-4, filed on October 29, 1997, Registration Nos. 333-39017 and 333-39017-01).

                                    Exhibits,continued
Regulation S-K Exhibit
Reference Number                       Description

    10.32 Series B Capital Securities Guarantee Agreement, dated as of December 29, 1997, between ALBANK and the Chase Manhattan Bank, as Guarantee Trustee.

    10.33 Registration Rights Agreement, dated as of June 6, 1997 among ALBANK, ALBANK Capital Trust I and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers (incorporated herein by reference to Exhibit 4.8 of ALBANK's Registration Statement of Form S-4, filed on October 29, 1997, Registration Nos. 333-39017 and 333-39017-01).

  13 13.01 Annual Report to Security Holders. Portions of ALBANK's December
           31, 1997 Annual Report to Stockholders have been incorporated by reference into this Form 10-K. The accountant's certificate in such Annual Report attached as Exhibit 23.01 has been manually signed.

  21 21.01 Subsidiaries of the Registrant and Related Subsidiaries.

  23 23.01 Consent of KPMG Peat Marwick LLP.

  99 99.01 Albany Savings Bank, FSB Recognition and Retention Plan and Trust
           Agreement for Other Employees (incorporated herein by reference to Exhibit 28.1 to ALBANK's Annual Report on Form 10-K for the year ended June 30, 1992, filed on September 28, 1992, SEC File No. 0-19843).

    99.02 Albany Savings Bank, FSB Branch Management Incentive Plan (incorporated herein by reference to Exhibit 28.7 of ALBANK's Registration Statement on Form S-1, as amended, filed on December 23, 1991, Registration No. 33-44721).

         ALBANK agrees to file with the Securities and Exchange Commission a copy of every instrument with respect to long-term debt of ALBANK and its subsidiaries when the total amount of securities authorized does not exceed 10% of the total assets of ALBANK and its subsidiaries on a consolidated basis, upon the request of the Securities and Exchange Commission.

(b).     Reports on Form 8-K

         The Company did not file any Report on Form 8-K during the fourth quarter of 1997.

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

Dated: March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                        Title                        Date
                                 Chairman of the Board,       March 31, 1998
Herbert G. Chorbajian            President and Chief
(principal executive officer)    Executive Officer


/s/ Richard J. Heller            Executive Vice President     March 31, 1998
Richard J. Heller                and Chief Financial Officer
(principal accounting officer)
(principal financial officer)


/s/ William J. Barr              Director                     March 31, 1998
William J. Barr


/s/ Karen R. Hitchcock, Ph.D     Director                     March 31, 1998
Karen R. Hitchcock, Ph.D


/s/ John E. Maloy, Sr.           Director                     March 31, 1998
John E. Maloy, Sr.


/s/ Francis L. McKone            Director                     March 31, 1998
Francis L. McKone


/s/ John J. Nigro                Director                     March 31, 1998
John J. Nigro


/s/ Susan J. Stabile, Esq.       Director                     March 31, 1998
Susan J. Stabile, Esq.


/s/ Anthony P. Tartaglia, M.D.   Director                     March 31, 1998
Anthony P. Tartaglia, M.D.


                     SUPPLEMENTAL EMPLOYMENT RETIREMENT PLAN

                              HERBERT G. CHORBAJIAN


                  THIS AGREEMENT made this 22nd day of December, 1997, by and between ALBANK, FSB, a stock savings bank, having its principal office at the corner of State and North Pearl Streets, in the City and County of Albany and State of New York (hereinafter called the "Bank"), ALBANK FINANCIAL CORPORATION, a Delaware corporation and the parent corporation of the Bank ("ALBANK") and HERBERT G. CHORBAJIAN (hereinafter called ("Executive");

                                   WITNESSETH:

                  WHEREAS, HERBERT G. CHORBAJIAN is the Chairman of the Board, President and Chief Executive Officer of the Bank and ALBANK and has been an executive officer of the Bank since June 1, 1984 and of ALBANK since its incorporation; and

                  WHEREAS the Executive participates in the Retirement Plan of ALBANK, FSB in RSI Retirement Trust as amended from time to time (the "Retirement Plan"); and

                  WHEREAS, pursuant to the terms of the Retirement Plan, the Executive shall be entitled to receive benefit payments upon his retirement from the Bank and ALBANK (the "Retirement Plan Benefits"); and

                  WHEREAS, the Board of Directors of ALBANK and the Bank have determined that it is in the best interests of ALBANK and the Bank to provide the Executive with supplemental retirement benefit payments (the "Supplemental Payments") in addition to the Retirement Plan Benefits in order to provide the Executive with an appropriate level of retirement income and to enable the Executive to avoid the loss of retirement benefits due to his termination of employment with Norstar Bancorp Inc. ("Norstar Bancorp") and his employment by the Bank by granting the Executive credit for his service with Norstar Bancorp prior to his employment with the Bank; and

                  WHEREAS, the Executive and the Bank previously executed an agreement, dated June 17, 1985 (the "Prior Supplemental Agreement"), regarding certain supplemental payments to be made to the Executive upon his retirement in order to make up for any reduction in Retirement Plan Benefits by reason of the receipt by the Executive of Social Security benefits or by reason of any changes in the formula for computation of the Retirement Plan Benefits adopted subsequent to the date of the Prior Supplemental Agreement and the Executive, the Bank and ALBANK previously executed and agreement dated May 8, 1996 (the "May 8, 1996 Agreement"), which provided for certain of the Supplemental Payments to be made and which superseded and replaced the Prior Supplemental Agreement; and

                  WHEREAS, the Board of Directors of ALBANK and the Bank have determined that it is in the best interests of ALBANK and the Bank to provide certain Supplemental Payments; and

                  WHEREAS, the Executive, ALBANK and the Bank agree that the May 8, 1996 Agreement should be superseded and replaced by this Agreement.

                  NOW, THEREFORE, it is agreed as follows:

                  1. The Bank agrees to make the Supplemental Payments to the Executive as hereinafter described in Paragraph 2.

                  2. The Supplemental Payments shall be equal to (a) the amount of benefits which would have been payable to the Executive under the Retirement Plan if his 14.67 years of service with Norstar Bancorp were taken into account as "Credited Service" (as defined in the Retirement Plan) and, for purposes of
Section 7.4 of the Retirement Plan, as "Vested Service" (as defined in the Retirement Plan) under the Retirement Plan in the calculation of such amount, minus (b) the actual amount of Retirement Plan Benefits payable to the Executive under the Retirement Plan, and minus (c) the amount of the deferred vested pension payable to the Executive by Norstar Bancorp under the Norstar Bankcorp's Employees' Retirement Plan (and any successor plan thereto), as set forth in the October 15, 1986 letter from Norstar Bancorp to the Executive, attached hereto as Appendix A. All calculations in the previous sentence shall be made as if each amount were payable in the form of a "Straight Life Annuity" (as defined in the Retirement Plan) commencing at Normal Retirement Age (as defined in the Retirement Plan). The Supplemental Payments paid hereunder shall be made in the same form of benefit as the form in which the Executive receives his benefits under the Retirement Plan and the amount of such Supplemental Payments actually payable to the Executive hereunder shall be adjusted to the applicable "Actuarial Equivalent" (as defined in the Retirement Plan and determined using the actuarial assumptions specified in the Retirement Plan) of the amount of the Straight Life Annuity determined in accordance with the first sentence of this Paragraph 2. The Supplemental Payments will be made to the Executive or, in the event of his death, to his beneficiary, from time to time as benefits under the Retirement Plan become payable.

                  In no event shall the Supplemental Payments be less than the payments that the Executive would have received under the Prior Supplemental Agreement, provided such payments were calculated only with respect to changes in the formula for computation of retirement benefits (as set forth in the Prior Supplemental Agreement) made prior to the date of this Agreement.

                  For purposes of this paragraph, the Executive's beneficiary shall be the same person, if any, entitled to receive benefits under the Retirement Plan in the event of the Executive's death.

                  3. The Executive's rights under this Agreement shall be limited to those of an unsecured general creditor of the Bank and ALBANK, and neither the Bank nor ALBANK shall have any obligation to fund the payments provided for hereunder.

                  4. The right of the Executive or any person to the payment provided for under this Agreement shall not be assigned, transferred, pledged or encumbered except by will or by the laws of descent and distribution.

                  5. The terms, provisions and conditions of the Agreement shall be binding upon any successor to the Bank or ALBANK, as the case may be, by merger or otherwise. This Agreement may be amended only by a writing signed by each party hereto.

                  6. Nothing contained herein shall be construed as conferring upon the Executive the right to continue in the employ of the Bank or ALBANK as an executive or in any other capacity.

                  7. This Agreement is made and shall be construed, interpreted and enforced in acordance with the laws of the State of New York.

                  8. Any dispute between the Bank and ALBANK, on the one hand, and the Executive, his designated beneficiary or his estate, on the other hand, as to the proper interpretation or application of any provisions of the Agreement shall be settled by arbitration as follows: One arbitrator shall be selected by each of the disputants and the third by the two so selected, and the decision of a majority of the persons so selected shall be final and binding upon all parties to such dispute upon compliance with the then applicable statute, if any, relating to an agreement ot arbitrate disputes.

                  9. The Bank or ALBANK shall withhold from the Supplemental Payments or otherwise all federal, state, city and other taxes and withholdings that the Bank or ALBANK determines may be required to be withheld pursuant to any applicable law or regulation.

                  10. This Agreement supersedes any and all other oral or written agreements heretofore made relating to the subject matter hereof, including without limitation the Prior Supplemental Agreement and the May 8, 1996 Agreement, and constitutes the entire agreement of the parties relating to the subject matter hereof.

                  11. All payments provided for in this Agreement shall be timely paid from the general funds of the Bank. ALBANK, however, guarantees payment and provision of all amounts due hereunder to the Executive and, if such amounts due for the Bank are not timely paid or provided by the Bank, such amounts shall be paid or provided by ALBANK.

                  12. This Agreement shall be effective as of December 22, 1997.

                      IN WITNESS WHEREOF, the parties have executed this Agreement under seal, in duplicate, each of which shall be deemed to be an original for all purposes, all as of the day and year first above written.

ALBANK, FSB                              ALBANK FINANCIAL CORPORATION



By: /s/ HG Chorbajian                    By: /s/ HG Chorbajian
   Title:                                   Title:


JOHN E. MALOY, SR.                       HERBERT G. CHORBAJIAN


/s/ John E. Maloy                        /s/ HG Chorbajian
Chairman, Human Resources Committee      Chairman, President and CEO
         ALBANK, FSB



Joseph F. Pelgrin, Jr.                                    EXHIBIT A
Assistant Vice President

One Norstar Plaza                                         NORSTAR
Albany, NY 12207-2796                                     BANKCORP
518-447-4489

                                                  October 15, 1986

Mr. Herbert G. Chorbajian
18 Sandlewood Drive
Loudonville, New York 12211

            Re:   Notice of Vested Pension Benefit Under
                  Norstar Bankcorp's Employees' Retirement Plan

Dear Herb:

    In accordance with the plan formula and other provisions in effect on June 13, 1984, the date of your termination of employment, you are eligible to receive a deferred vested benefit of $1,390.87 per month. Payment of this benefit will begin on October 1, 2003 the first of the month following your 65th birthday, and will continue monthly thereafter for as long as you live.

    Our records indicate that you had at least ten years of service when you left. Therefore, you may elect to have your deferred benefit commence as early as age 55. In this case, your benefit will be reduced to reflect the longer period of time benefits are expected to be paid due to the fact that payment of benefits would commence before your normal retirement date. The reduction is 1/2 of 1% for each month of early start.

    You should contact the Plan's Retirement Committee three months before payment of your deferred vested pension is to start, at the address shown below, to obtain an application for benefit payment. Benefits will not commence until you complete such application.

    If you have any questions, either now or in the future, about how your deferred vested pension is computed, or paid, please write to the Retirement Committee for the Norstar Bancorp's Employees' Retirement Plan, One Norstar Plaza, Albany, New York 12207.

                                    Very truly yours,
                                    /s/ Joseph Pelgrin
                                    Joseph F. Pelgrin, Jr.
                                    Assistant Vice President


EXHIBIT 10.20

ALBANK, FSB

1997 MANAGEMENT INCENTIVE PLAN

TABLE OF CONTENTS

Section                    Item                                            Page
     1                     Plan Objectives and Eligibility                  1

     2                     Definitions                                      2

     3                     Description of the Plan                          4
                           Fund Generation                                  4

     4                     Allocation and Payment of Awards                 5
                                Allocation                                  5
                                Payment of Incentives                       5
                                If Participant Retires or Becomes
                                        Disabled                            5
                                If a Participant Dies                       6
                                Beneficiary Designation                     6

     5                          Administration                              7

     6                          Rights and Interest Under the Plan         10



                           Exhibit I        1996 Plan Goals
                           Exhibit II       1996 Target Incentive Table
                           Exhibit III      Modification Factor -
                                              Performance vs. Payout


SECTION 1

PLAN OBJECTIVES AND ELIGIBILITY

The executive compensation program at ALBANK, FSB provides rewards that maintain a balance of focus on both annual executive performance increases in long-term shareholder value. The major components of the program are a base salary, an annual incentive plan and a long-term stock-based incentive plan. This document describes the annual incentive plan which is designed to:

                  Create a direct incentive for key officers to continue to deliver superior returns to the shareholders and to continually improve key aspects of the business


                  Provide compensation opportunities which are competitive and support efforts to recruit and retain outstanding top executives.


The annual management incentive plan will be based upon those measures of annual bank performance which ultimately lead to the enhancement of shareholder value, and be leveraged in such a manner to reward executives competitively only for competitively superior results.

Eligibility

Selected key executives are eligible to participate in the plan. Participation will be authorized by the Committee and approved by the Board.

SECTION 2

DEFINITIONS

The following are definitions of terms used throughout this document to describe key components of the Management Incentive Plan.

(a) "Approved Incentive": The incentive which has been approved by the chief executive officer and the Human Resources Committee of the Board of Directors to be paid by ALBANK, FSB to the individual.

(b)      "Award Date": The last day of each fiscal year.

(c) "Board": The full Board of Directors of ALBANK, FSB. In cases which require approval of matters relating to this Incentive Plan, the "Board" will mean and constitute those members of the Board of Directors who are classified as disinterested persons pursuant to SEC Rule 16b-3(c)(2)(i).

(d) "Committee": The Human Resource Committee of the Board, which will be composed of two or more Directors, each of whom is a disinterested person.

(e)      "Company": ALBANK, FSB, its subsidiaries and divisions.

(f) "Formula Incentive": The individual standard award modified by organizational performance.

(g) "Maximum Incentive": the award for any award year that is 200% of the standard incentive. In no event may an award to any participant for an award year exceed the maximum.

(h) "Normal Retirement Date": The first day of the month following a participant having attained age 65 and, for participants hired after 10/1/88, the later of attaining age 65 or the fifth anniversary of participant's initial participation in the retirement plan.

(i) "Participant": Any officer who is selected by the Committee to receive an award under this plan.

(j)      "Plan": ALBANK, FSB Management Incentive Plan.

(k) "Recommended Incentive Award": The individual incentive awards recommended by the chief executive officer.

(l) "Standard Incentive": The award that has been established for each executive level category (see Exhibit II). Standard incentives are expressed as a percentage of salary. By design, these are the award levels that plan participants can expect to earn when ALBANK, FSB achieves its goals.

(m) "Threshold Incentive": The minimum award to be paid, if any award is indicated. This amount is 75% less than the standard incentive.

(n) "Salary": Salary shall be defined as the weighted base salary of the executive over the plan year in which the incentive award is designated.



SECTION 3

DESCRIPTION OF THE PLAN

The annual management incentive plan will provide compensation based on the achievement of performance goals that will be defined each year by the Committee and approved by the Board.

The goals for the current year are shown in Exhibit I.

Standard Incentive Awards will be defined for each salary grade. If the Bank achieves its target performance goals, participants will receive the Standard Incentive for their salary grade. Standard Incentives for the current year are shown in Exhibit II.

If the Bank does not achieve its performance target but some award is indicated, payouts may be prorated with a minimum (Threshold Incentive) equal to 25% of the Standard Incentive. If the Bank exceeds its target, awards may be increased up to 200% of the Standard Incentive (Maximum Incentives). Threshold and Maximum
Incentives are shown in Exhibit III.

FUND GENERATION


An "Incentive Fund" will be created and accrued during the year for payment of awards to officers participating in the Plan. This fund will be the sum of the target award percentages multiplied by aggregate weighted base salary of all eligible executives for the year. The accrual may be adjusted during the year with the approval of the Committee as the bank's performance versus goals becomes known.

SECTION 4

ALLOCATION AND PAYMENT OF AWARDS


Allocation

Allocation of the award will be recommended by the chief executive officer with the approval of the Human Resources Committee of the Board of Directors. Individual executives' awards may vary based upon their contribution to the overall performance of the Bank. However, the total of the actual individual awards will not exceed the fund generated by the performance of the Bank.

Payment of Incentives

When payable, incentives will be awarded as near to the close of the Company's fiscal year as may be feasible. Participants in the Plan must be employed at the end of the incentive (fiscal) year in order to be eligible to receive bonus payments, except as provided in other Sections of the Plan.

If Participant Retires or Becomes Disabled

An eligible participant who retires or becomes disabled during the year will receive payment from the plan, as follows. If the participant retires or becomes disabled:

              After the close of the plan year, but prior to the actual distribution of awards for such year, a full allotment for the plan year will be paid;

              After the beginning, but prior to the end of the plan year, the allotment will be prorated based on the actual period of their employment with the Company within the year.

If a Participant Dies

If a participant dies during the year, payment will be made to a beneficiary as follows. If the participant dies:

                 After the close of the plan year, but prior to the actual distribution of awards for such year, a full allotment for the plan year will be paid to the beneficiary;
                 After the beginning, but prior to the end of the plan year, the allotment will be prorated based on the actual period of their employment with the Company within the year. Payment will be made to the beneficiary. No awards will be paid for any period less than six months participation in the plan year.

Beneficiary Designation

Each Participant will file with the Committee a written designation of one or more people who will be entitled to receive the amount, if any, payable under the Plan upon the Participant's death. The Participant may revoke or change a beneficiary designation without the knowledge or consent of any prior beneficiary by filing a new designation with the Committee. The last such designation actually received by the Committee will be controlling; provided, however, that it is received prior to the Participant's death. Absent a valid designation, or if the original beneficiary has predeceased the Participant, then the Participant's estate will receive any benefit payable under the Plan.

SECTION 5

ADMINISTRATION

(a) The Committee will determine who will participate in the Plan. The Committee will also determine whether a given participant will earn awards based on ALBANK'S performance objectives, or specified divisional performance objectives.

(b) The Committee will have full power and authority to construe, interpret, and administer the Plan. All decisions, actions or interpretations of the Committee will be final, conclusive, and binding upon all Participants.

(c) The Committee may employ attorneys, consultants, accountants, or other persons to render services in connection with the Plan, and the Company, the Board, the Committee and members of the Board and the Committee will be entitled to rely upon the advice, opinions, or valuations of such persons.

(d) Neither the Company, the Board, the Committee, nor any member of the Board or the Committee will be personally liable for any actions, determinations, or interpretations taken or made in good faith. The Company will indemnify and hold harmless, to the fullest extent permitted by the Company's bylaws or governing law, each member of the Committee and each director of the Company to whom any duty or power relating to the administration or interpretation of the Plan may be delegated, against any cost, expense or liability arising out of an act or failure to act in connection with the Plan.

(e) Nothing contained in the Plan will give any Participant the right to be retained in the employment of the Company or affect the right of the Company to dismiss any Participant.

(f) This Plan will not constitute a contract between the Company and any Participant and may be revoked at any time by the affirmative vote of the majority of the Board of Directors, except that rights accrued prior to such termination will be enforceable by the Participants.

(g) If the Committee will find that any person to whom any amount is payable under the Plan is unable to care for his affairs because of illness or accidents, or is a minor, or has died, then any payment due him or his estate (unless a prior claim for payment has been made by a duly appointed legal representative of such person) may, if the Committee so directs the Company, be paid to his spouse, a child, a relative, an institution maintaining or having custody of such person, or any other person deemed by the Committee to be a proper recipient on behalf of such person otherwise entitled to payment. Any such payment will be a complete discharge of the liability of the Plan, the Board, the Committee, and the Company.

(h) Except insofar as may otherwise be required by law, no amount payable at any time under the Plan will be subject in any manner to alienation by anticipation, sale, transfer, assignment, bankruptcy, pledge, attachment, charge, or encumbrance of any kind, nor in any manner be subject to the debts or liabilities of any person and any attempt to so alienate or subject any such amount, whether presently or thereafter payable, will be void. If any person will attempt to, or will, alienate,sell, transfer, assign, pledge, attach, charge, or otherwise encumber any amount payable under the Plan, or any part thereof, or if by reason of this bankruptcy or other event happening at any such time such amount would be made subject to his debts or liabilities or would otherwise not be enjoyed by him, then the Committee, if it so elects, may direct that such amount be withheld and that the same or any part thereof be paid or applied to or for the benefit of such person, his spouse, children or other dependents, or any of them in such manner and proportion as the Committee may deem proper, subject, however, to such limitations as may be imposed by law, or by a court of competent jurisdiction.

(i) Nothing contained in the Plan, and no action taken pursuant to its provisions, will create or be construed to create a trust of any kind, or a fiduciary relationship between the Company and any eligible Participant or any other to receive payments from the Company under this Plan. Such right will be no greater than the right of an unsecured general creditor of the Company. All payments to be paid hereunder will be paid from the general funds of the Company and no special or separate fund will be established and no segregaton of assets will be made to assure payment of such amounts except as expressly set forth in the Plan.

SECTION 6

RIGHTS AND INTEREST UNDER THE PLAN


(a) The establishment of the Plan will not give any Participant or beneficiary any right, title or interest in and to any specific assets of the Company.

(b) The Board reserves the right at any time and for any reason to amend, suspend, or terminate the Plan in whole or in part without the consent of any Participant or beneficiary.

EXHIBIT I


1997 PLAN GOALS

                              THRESHOLD                    BUDGET       TARGET       SUPERIOR     OUTSTANDING
Performance Rating   1           2            2.5          2.75         3            4            5
  % of Budget EPS           (89%)       (90%)        (95%)       (100%)       (105%)       (115%)       (132%)
    % of 1996 EPS          (110%)      (110%)       (117%)       (123%)       (129%)       (136%)       (144%)
  % of Target Bonus          (0%)       (25%)        (50%)        (75%)       (100%)       (150%)       (200%)
ROAE<F1>                  10.66       10.67        11.26        11.85        12.44        13.51        14.58
NPA/AA                     1.31        1.30         1.19         1.08         0.97         0.86         0.75
OpExp/AA                   2.34        2.33         2.23         2.12         2.01         1.95         1.88
Growth EPS                $2.51       $2.52        $2.66        $2.80        $2.94         3.11        $3.28
Expected Earnings    33,862,499  33,862,500   35,743,750   37,625,000   39,506,250   43,326,645   47,147,040
Bonus Pool              167,346     350,200      533,054      715,908      898,762    1,264,470    1,630.178
After Tax Bonus/
       Earnings              .3%         .6%          .9%         1.1%         1.4%         1.8%         2.1%
(Aggregate Sharing
       Percentage)
Marginal After
       Tax Bonus/            --          --          5.8%         5.8%         5.8%         5.7%         5.7%
(Marginal Sharing Percentage)

<F1>EPS based on estimated fully diluted shares outstanding at 12/31/97 of
    13,449,426.
<F2>Calculation excludes amortization of goodwill, ORE expense, losses-fixed assets, and ORE losses and writedowns.
<F3>Includes unrealized
    gain(loss) on securities available for sale, net of tax.
<F4>With regard to NPA/AA, performance ratings 1,2,2.5,2.75 and 3 equal 79%,
    80%, 90%, 100% and 110% of budget performance respectively

EXHIBIT II


1997 TARGET INCENTIVE TABLE


                               Corporate     Individual
                               Performance   Performance
                               Level         Incentive
                               (Percent of   (Percent of
Position     Grade    Level    Salary)       Salary)
CEO            N/A      I      50%            0%
EVP             20     II      32             8
SVP(Top
Mgmt Group)     19    III      28             7
SVP/VP       18/19     IV      24             6
VP           16/17      V      16             4
Divisional
President       18     VI      15            15

EXHIBIT III

MODIFICATION FACTOR


PERFORMANCE VS.  PAYOUT



Goal Achievement                Percent of Target Payout

0-1.99                            0
     2                           25<F1>
   2.5                           50
  2.75                           75
     3                          100
     4                          150
     5                          200

<F1>Theshold

                       ====================================


                 SERIES B CAPITAL SECURITIES GUARANTEE AGREEMENT


                          ALBANK FINANCIAL CORPORATION


                          Dated as of December 29, 1997


                       ====================================

                                TABLE OF CONTENTS


                                    ARTICLE I

                         DEFINITIONS AND INTERPRETATION

SECTION 1.1  Definitions and Interpretation....................................2

                                   ARTICLE II

                               TRUST INDENTURE ACT

SECTION 2.1  Trust Indenture Act; Application..................................6

SECTION 2.2  Lists of Holders of Securities....................................6

SECTION 2.3  Reports by the Capital Securities Guarantee Trustee...............6

SECTION 2.4  Periodic Reports to Capital Securities Guarantee Trustee..........6

SECTION 2.5  Evidence of Compliance with Conditions Precedent..................7

SECTION 2.6  Events of Default; Waiver.........................................7

SECTION 2.7  Event of Default; Notice..........................................7

SECTION 2.8  Conflicting Interests.............................................8

                                      ARTICLE III

          POWERS, DUTIES AND RIGHTS OF CAPITAL SECURITIES GUARANTEE TRUSTEE

SECTION 3.1  Powers and Duties of the Capital Securities Guarantee Trustee.....8

SECTION 3.2  Certain Rights of Capital Securities Guarantee Trustee...........10

SECTION 3.3  Not Responsible for Recitals or Issuance of Series B Capital
             Securities Guarantee.............................................12

                                   ARTICLE IV

                      CAPITAL SECURITIES GUARANTEE TRUSTEE

SECTION 4.1  Capital Securities Guarantee Trustee; Eligibility................12

SECTION 4.2 Appointment, Removal and Resignation of Capital Securities
            Guarantee Trustee.................................................13

                                    ARTICLE V

                                    GUARANTEE

SECTION 5.1  Guarantee........................................................14

SECTION 5.2  Waiver of Notice and Demand......................................14

SECTION 5.3  Obligations Not Affected.........................................14

SECTION 5.4  Rights of Holders................................................15

SECTION 5.5  Guarantee of Payment.............................................15

SECTION 5.6  Subrogation......................................................16

SECTION 5.7  Independent Obligations..........................................16

                                   ARTICLE VI

                    LIMITATION OF TRANSACTIONS; SUBORDINATION

SECTION 6.1  Limitation of Transactions.......................................16

SECTION 6.2  Ranking..........................................................17

                                   ARTICLE VII

                                   TERMINATION

SECTION 7.1  Termination......................................................17

                                  ARTICLE VIII

         COMPENSATION AND EXPENSES OF CAPITAL SECURITIES GUARANTEE TRUSTEE

SECTION 8.1  Compensation and Expenses of Capital Securities Guarantee
             Trustee..........................................................18

                                   ARTICLE IX

                                 INDEMNIFICATION

SECTION 9.1  Exculpation......................................................18

SECTION 9.2  Indemnification..................................................19

                                    ARTICLE X

                                  MISCELLANEOUS

SECTION 10.1 Successors and Assigns...........................................19

SECTION 10.2 Amendments.......................................................19

SECTION 10.3 Notices..........................................................19

SECTION 10.4 Benefit..........................................................21

SECTION 10.5 Governing Law....................................................21

                 SERIES B CAPITAL SECURITIES GUARANTEE AGREEMENT


                  This GUARANTEE AGREEMENT (the "Series B Capital Securities Guarantee"), dated as of December 29, 1997, is executed and delivered by ALBANK Financial Corporation, a Delaware corporation (the "Guarantor"), and The Chase Manhattan Bank, a New York banking corporation, as indenture trustee (the "Capital Securities Guarantee Trustee"), for the benefit of the Holders (as defined herein) from time to time of the Series B Capital Securities (as defined herein) of ALBANK Capital Trust I, a Delaware statutory business trust (the "Issuer").

                  WHEREAS, pursuant to an Amended and Restated Declaration of Trust (the "Declaration," which expression includes Annex I and Exhibits A-1, A-2, B and C thereto), dated as of June 6, 1997 among the trustees of the Issuer, the Administrators, the Guarantor, as sponsor, and the holders from time to time of undivided beneficial interests in the assets of the Issuer, the Issuer issued on June 6, 1997, 50,000 capital securities, having an aggregate liquidation amount of $50,000,000, such capital securities being designated the 9.27% Series A Capital Securities (collectively the "Series A Capital Securities").

                  WHEREAS, as incentive for the holders of the Series A Capital Securities to purchase the Series A Capital Securities, the Guarantor irrevocably and unconditionally agreed, to the extent set forth in the Series A Capital Securities Guarantee, dated as of June 6, 1997 (the "Series A Capital Securities Guarantee"), to pay to the holders of the Series A Capital Securities the Guarantee Payments (as defined in the Series A Capital Securities Guarantee) and to make certain other payments on the terms and conditions set forth therein.

                  WHEREAS, the Guarantor also executed and delivered a guarantee agreement (the "Common Securities Guarantee"), with substantially identical terms to the Series A Capital Securities Guarantee, for the benefit of the holders of the Common Securities (as defined herein), except that if an Event of Default (as defined in the Declaration) has occurred and is continuing, the rights of holders of the Common Securities to receive Guarantee Payments under the Common Securities Guarantee are subordinated, to the extent and in the manner set forth in the Common Securities Guarantee, to the rights of holders of Series A Capital Securities to receive Guarantee Payments (as defined in the Series A Capital Securities Guarantee) and the rights of holders of Series B Capital Securities to receive Guarantee Payments under this Series B Capital Securities Guarantee.

                  WHEREAS, pursuant to the Registration Rights Agreement (as defined in the Declaration), the Trust has offered to exchange up to $50,000,000 aggregate liquidation amount of its 9.27% Series B Capital Securities (the "Series B Capital Securities" and, together with the Series A Capital Securities, the "Capital Securities"), which have been registered under the Securities Act of 1933, as amended (the "Securities Act") for a like liquidation amount of its outstanding Series A Capital Securities (the "Exchange Offer").

                  WHEREAS, pursuant to the Exchange Offer, the Guarantor and the Capital Securities Guarantee Trustee wish to exchange the Series A Capital Securities Guarantee with respect to any and all Series A Capital Securities validly tendered to the Issuer pursuant to the Exchange Offer for this Series B Capital Securities Guarantee, which is substantially the same as the Series A Capital Securities Guarantee, except that it has been registered under the Securities Act and qualified under the Trust Indenture Act, and which is for the benefit of the Holders of the Series B Capital Securities.

                  WHEREAS, as incentive for the holders of Series A Capital Securities to participate in the Exchange Offer (which exchange the Guarantor acknowledges shall benefit the Guarantor), the Guarantor desires irrevocably and unconditionally to agree, to the extent set forth in this Series B Capital Securities Guarantee, to pay to the holders of the Series B Capital Securities the Guarantee Payments (as defined below) and to make certain other payments on the terms and conditions set forth therein.

                  NOW, THEREFORE, in consideration of the premises, the Guarantor executes and delivers this Series B Capital Securities Guarantee for the benefit of the Holders.


                                    ARTICLE I
                         DEFINITIONS AND INTERPRETATION

SECTION 1.1                Definitions and Interpretation

                  In this Series B Capital Securities Guarantee, unless the context otherwise requires:

                  (a) capitalized terms used in this Series B Capital Securities Guarantee but not defined in the preamble above have the respective meanings assigned to them in this Section 1.1;

                  (b) terms defined in the Declaration as at the date of execution of this Series B Capital Securities Guarantee have the same meaning when used in this Series B Capital Securities Guarantee unless otherwise defined in this Series B Capital Securities Guarantee;

                  (c) a term defined anywhere in this Series B Capital Securities Guarantee has the same meaning throughout;

                  (d) all references to "the Series B Capital Securities Guarantee" or "this Series B Capital Securities Guarantee" are to this Series B Capital Securities Guarantee as modified, supplemented or amended from time to time;

                  (e) all references in this Series B Capital Securities Guarantee to Articles and Sections are to Articles and Sections of this Series B Capital Securities Guarantee, unless otherwise specified;

                  (f) a term defined in the Trust Indenture Act has the same meaning when used in this Series B Capital Securities Guarantee, unless otherwise defined in this Series B Capital Securities Guarantee or unless the context otherwise requires; and

                  (g) a reference to the singular includes the plural and vice versa.

                  "Affiliate" has the same meaning as given to that term in Rule 405 under the Securities Act of 1933, as amended, or any successor rule thereunder.

                  "Business Day" means any day other than a Saturday or a Sunday, or a day on which banking institutions in The City of New York or Wilmington, Delaware are authorized or required by law or executive order to close.

                  "Capital Securities Guarantee Trustee" means The Chase Manhattan Bank, a New York banking corporation, until a Successor Capital Securities Guarantee Trustee has been appointed and has accepted such appointment pursuant to the terms of this Series B Capital Securities Guarantee and thereafter means each such Successor Capital Securities Guarantee Trustee.

                  "Common Securities" means the securities representing common undivided beneficial interests in the assets of the Issuer.

                  "Corporate Trust Office" means the office of the Capital Securities Guarantee Trustee at which the corporate trust business of the Capital Securities Guarantee Trustee shall, at any particular time, be principally administered, which office at the date of execution of this Agreement is located at 450 West 33rd Street, New York, New York 10001.

                  "Covered Person" means any Holder of Series B Capital Securities.

                  "Debentures" means the series of subordinated debt securities of the Guarantor designated the 9.27% Series B Junior Subordinated Deferrable Interest Debentures due June 6, 2027 held by the Property Trustee.

                  "Event of Default" means a default by the Guarantor on any of its payment or other obligations under this Series B Capital Securities Guarantee.

                  "Guarantee Payments" means the following payments or distributions, without duplication, with respect to the Series B Capital Securities, to the extent not paid or made by the Issuer: (i) any accumulated and unpaid Distributions required to be paid on such Series B Capital Securities, to the extent that the Issuer has funds on hand legally available therefor, (ii) the applicable redemption price, including all accumulated and unpaid Distributions to the date of redemption (the "Redemption Price") with respect to any Series B Capital Securities called for redemption by the Issuer, to the extent that the Issuer has funds on hand legally available therefor, and
(iii) upon a voluntary or involuntary termination and liquidation of the Issuer (other than in connection with the distribution of Debentures to the Holders in exchange for Series B Capital Securities as provided in the Declaration), the lesser of (a) the aggregate of the Liquidation Amount and all accumulated and unpaid Distributions on the Series B Capital Securities to the date of payment, to the extent the Issuer has funds on hand legally available therefor, and (b) the amount of assets of the Issuer remaining available for distribution to Holders in liquidation of the Issuer (in either case, the "Liquidation Distribution"). If an Event of Default has occurred and is continuing, no Guarantee Payments under the Common Securities Guarantee with respect to the Common Securities or any guarantee payment under any Other Common Securities Guarantees shall be made until the Holders shall be paid in full the Guarantee Payments to which they are entitled under this Series B Capital Securities Guarantee.

                  "Holder" shall mean any holder, as registered on the books and records of the Issuer, of any Series B Capital Securities; provided, however, that, in determining whether the holders of the requisite percentage of Series B Capital Securities have given any request, notice, consent or waiver hereunder, "Holder" shall not include the Guarantor or any Affiliate of the Guarantor.

                  "Indemnified Person" means the Capital Securities Guarantee Trustee, any Affiliate of the Capital Securities Guarantee Trustee, or any officers, directors, shareholders, members, partners, employees, representatives, nominees, custodians or agents of the Capital Securities Guarantee Trustee.

                  "Indenture" means the Indenture dated as of June 6, 1997, among the Guarantor (the "Debenture Issuer") and The Chase Manhattan Bank, as trustee, pursuant to which the Debentures are to be issued to the Property Trustee of the Issuer.

                  "Majority in Liquidation Amount of the Series B Capital Securities" means, except as provided by the Trust Indenture Act, a vote by Holder(s) of Series B Capital Securities, voting separately as a class, of more than 50% of the aggregate Liquidation Amount (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accumulated and unpaid Distributions to the date upon which the voting percentages are determined) of all Series B Capital Securities.

                  "Officers' Certificate" means, with respect to any person, a certificate signed by two of the following: the Chairman, a Vice Chairman, the Chief Executive Officer, the President, a Vice President (whether or not designated by a number or a word or words added before or after such title), the Comptroller, the Secretary or an Assistant Secretary of the Guarantor. Any Officers' Certificate delivered with respect to compliance with a condition or covenant provided for in this Series B Capital Securities Guarantee (other than pursuant to Section 314(a)(4) of the Trust Indenture Act) shall include:

                  (a) a statement that each officer signing the Officers' Certificate has read the covenant or condition and the definitions relating thereto;

                  (b) a statement that each such officer has made such examination or investigation as, in such officer's opinion, is necessary to enable such officer to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (c) a statement as to whether, in the opinion of each such officer, such condition or covenant has been complied with.

                  "Other Common Securities Guarantees" shall have the same meaning as "Other Guarantees" in the Common Securities Guarantee.

                  "Other Debentures" means all junior subordinated debentures issued by the Guarantor from time to time and sold to trusts to be established by the Guarantor (if any), in each case similar to the Issuer.

                  "Other Guarantees" means all guarantees issued by the Guarantor with respect to capital securities (if any) similar to the Series B Capital Securities issued by other trusts to be established by the Guarantor (if any), in each case similar to the Issuer.

                  "Person" means a legal person, including any individual, corporation, estate, partnership, joint venture, association, joint stock company, limited liability company, trust, unincorporated association, or government or any agency or political subdivision thereof, or any other entity of whatever nature.

                  "Registration Rights Agreement" means the Registration Rights Agreement, dated as of June 6, 1997, by and among the Guarantor, the Issuer and the Initial Purchaser named therein as such agreement may be amended, modified or supplemented from time to time.

                  "Responsible Officer" means, with respect to the Capital Securities Guarantee Trustee, any officer within the Corporate Trust Office of the Capital Securities Guarantee Trustee, including any vice president, any assistant vice president, any secretary, any assistant secretary, the treasurer, any assistant treasurer, any trust officer, any senior trust officer or other officer in the Corporate Trust Office of the Capital Securities Guarantee Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of that officer's knowledge of and familiarity with the particular subject.

                  "Successor Capital Securities Guarantee Trustee" means a successor Capital Securities Guarantee Trustee possessing the qualifications to act as Capital Securities Guarantee Trustee under Section 4.1.

                  "Trust Indenture Act" means the Trust Indenture Act of 1939, as amended.

                  "Trust Securities" means the Common Securities and the Capital Securities, collectively.


                                   ARTICLE II
                               TRUST INDENTURE ACT

SECTION 2.1             Trust Indenture Act; Application
                        --------------------------------

                  (a) This Series B Capital Securities Guarantee is subject to the provisions of the Trust Indenture Act that are required to be part of this Series B Capital Securities Guarantee in order for this Series B Capital Securities Guarantee to be a qualified indenture under the Trust Indenture Act and shall, to the extent applicable, be governed by such provisions;

                  (b) this Series B Capital Securities Guarantee has been qualified under the Trust Indenture Act; and

                  (c) if and to the extent that any provision of this Series B Capital Securities Guarantee limits, qualifies or conflicts with the duties imposed by Section 310 to 317, inclusive, of the Trust Indenture Act, such imposed duties shall control.

SECTION 2.2             Lists of Holders of Securities
                        ------------------------------

                  (a) The Guarantor shall provide the Capital Securities Guarantee Trustee (unless the Capital Securities Guarantee Trustee is otherwise the registrar of the Capital Securities) (i) on a semi-annual basis within 14 days of each regular record date for the Capital Securities, a list, in such form as the Capital Securities Guarantee Trustee may reasonably require, of the names and addresses of the Holders of the Series B Capital Securities as of such record date; and (ii) at such other times as the Capital Securities Guarantee Trustee may request in writing, within 30 days after the receipt by the Guarantor of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished, provided, that the Guarantor shall not be obligated to provide such List of Holders at any time the List of Holders does not differ from the most recent List of Holders given to the Capital Securities Guarantee Trustee by the Guarantor. The Capital Securities Guarantee Trustee may destroy any List of Holders previously given to it on receipt of a new List of Holders.

                  (b) The Capital Securities Guarantee Trustee shall comply with its obligations under Sections 311(a), 311(b) and 312(b) of the Trust Indenture Act.

SECTION 2.3             Reports by the Capital Securities Guarantee Trustee
                        ---------------------------------------------------

                  Within 60 days after May 15 of each year, commencing May 15, 1998, the Capital Securities Guarantee Trustee shall provide to the Holders such reports as are required by Section 313 of the Trust Indenture Act, if any, in the form and in the manner provided by Section 313 of the Trust Indenture Act. The Capital Securities Guarantee Trustee shall also comply with the other requirements of Section 313 of the Trust Indenture Act.

SECTION 2.4             Periodic Reports to Capital Securities Guarantee Trustee
                        --------------------------------------------------------

                  The Guarantor shall provide to the Capital Securities Guarantee Trustee such documents, reports and information as required by Section 314 of the Trust Indenture Act (if any) and the compliance certificate required by Section 314 of the Trust Indenture Act in the form, in the manner and at the times required by Section 314 of the Trust Indenture Act, provided that such compliance certificate shall be delivered on or before 120 days after the end of each fiscal year of the Guarantor. Delivery of such reports, information and documents to the Capital Securities Guarantee Trustee is for informational purposes only and the Capital Securities Guarantee Trustee's receipt of such shall not constitute constructive notice of any information contained therein or determinable from information contained therein, including the Guarantor's compliance with any of its covenants hereunder (as to which the Capital Securities Guarantee Trustee is entitled to rely exclusively on Officers' Certificates).

SECTION 2.5             Evidence of Compliance with Conditions Precedent
                        ------------------------------------------------

                  The Guarantor shall provide to the Capital Securities Guarantee Trustee such evidence of compliance with any conditions precedent, if any, provided for in this Series B Capital Securities Guarantee that relate to any of the matters set forth in Section 314(c) of the Trust Indenture Act. Any certificate or opinion required to be given by an officer pursuant to Section 314(c)(1) of the Trust Indenture Act may be given in the form of an Officers' Certificate.

SECTION 2.6             Events of Default; Waiver
                        -------------------------

                  The Holders of a Majority in Liquidation Amount of Series B Capital Securities may, by vote, on behalf of all of the Holders, waive any past Event of Default and its consequences. Upon such waiver, any such Event of Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Series B Capital Securities Guarantee, but no such waiver shall extend to any subsequent or other default or Event of Default or impair any right consequent thereon.

SECTION 2.7             Event of Default; Notice
                        ------------------------

                  (a) The Capital Securities Guarantee Trustee shall, within 90 days after the occurrence of a default with respect to this Capital Securities Guarantee, mail by first class postage prepaid, to all Holders, notices of all defaults actually known to a Responsible Officer of the Capital Securities Guarantee Trustee, unless such defaults have been cured before the giving of such notice, provided, that, except in the case of default in the payment of any Guarantee Payment, the Capital Securities Guarantee Trustee shall be protected in withholding such notice if and so long as the board of directors, the executive committee, or a trust committee of directors and/or Responsible Officer in good faith determines that the withholding of such notice is in the interests of the Holders.

                  (b) The Capital Securities Guarantee Trustee shall not be deemed to have knowledge of any Event of Default unless the Capital Securities Guarantee Trustee shall have received written notice from the Guarantor or a Holder, or a Responsible Officer charged with the administration of the Declaration shall have obtained actual knowledge, of such Event of Default.

SECTION 2.8             Conflicting Interests
                        ---------------------

                  The Declaration shall be deemed to be specifically described in this Series B Capital Securities Guarantee for the purposes of clause (i) of the first proviso contained in Section 310(b) of the Trust Indenture Act.


                                   ARTICLE III
                          POWERS, DUTIES AND RIGHTS OF
                      CAPITAL SECURITIES GUARANTEE TRUSTEE

SECTION 3.1        Powers and Duties of the Capital Securities Guarantee Trustee
                   -------------------------------------------------------------

                  (a) This Series B Capital Securities Guarantee shall be held by the Capital Securities Guarantee Trustee for the benefit of the Holders, and the Capital Securities Guarantee Trustee shall not transfer this Series B Capital Securities Guarantee to any Person except a Holder exercising his or her rights pursuant to Section 5.4(b) or to a Successor Capital Securities Guarantee Trustee on acceptance by such Successor Capital Securities Guarantee Trustee of its appointment to act as Successor Capital Securities Guarantee Trustee. The right, title and interest of the Capital Securities Guarantee Trustee shall automatically vest in any Successor Capital Securities Guarantee Trustee, and such vesting and succession of title shall be effective whether or not conveyancing documents have been executed and delivered pursuant to the appointment of such Successor Capital Securities Guarantee Trustee.

                  (b) If an Event of Default actually known to a Responsible Officer of the Capital Securities Guarantee Trustee has occurred and is continuing, the Capital Securities Guarantee Trustee shall enforce this Series B Capital Securities Guarantee for the benefit of the Holders.

                  (c) The Capital Securities Guarantee Trustee, before the occurrence of any Event of Default and after the curing of all Events of Default that may have occurred, shall undertake to perform only such duties as are specifically set forth in this Series B Capital Securities Guarantee, and no implied covenants shall be read into this Series B Capital Securities Guarantee against the Capital Securities Guarantee Trustee. In case an Event of Default has occurred (that has not been cured or waived pursuant to Section 2.6) and is actually known to a Responsible Officer of the Capital Securities Guarantee Trustee, the Capital Securities Guarantee Trustee shall exercise such of the rights and powers vested in it by this Series B Capital Securities Guarantee, and use the same degree of care and skill in its exercise thereof, as a prudent person would exercise or use under the circumstances in the conduct of his or her own affairs.

                  (d) No provision of this Series B Capital Securities Guarantee shall be construed to relieve the Capital Securities Guarantee Trustee from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i) prior to the occurrence of any Event of Default and after the curing or waiving of all such Events of Default that may have occurred:

                           (A) the duties and obligations of the Capital
                  Securities Guarantee Trustee shall be determined solely by the express provisions of this Series B Capital Securities Guarantee, and the Capital Securities Guarantee Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Series B Capital Securities Guarantee, and no implied covenants or obligations shall be read into this Series B Capital Securities Guarantee against the Capital Securities Guarantee Trustee; and

                           (B) in the absence of bad faith on the part of the
                  Capital Securities Guarantee Trustee, the Capital Securities Guarantee Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Capital Securities Guarantee Trustee and conforming to the requirements of this Series B Capital Securities Guarantee; but in the case of any such certificates or opinions that by any provision hereof are specifically required to be furnished to the Capital Securities Guarantee Trustee, the Capital Securities Guarantee Trustee shall be under a duty to examine the same to determine whether or not they conform to the requirements of this Series B Capital Securities Guarantee;

                  (ii) the Capital Securities Guarantee Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer thereof, unless it shall be proved that the Capital Securities Guarantee Trustee was negligent in ascertaining the pertinent facts upon which such judgment was made;

                  (iii) the Capital Securities Guarantee Trustee shall not be liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of the Holders of a Majority in Liquidation Amount of the Series B Capital Securities relating to the time, method and place of conducting any proceeding for any remedy available to the Capital Securities Guarantee Trustee, or exercising any trust or power conferred upon the Capital Securities Guarantee Trustee under this Series B Capital Securities Guarantee; and

                  (iv) no provision of this Series B Capital Securities Guarantee shall require the Capital Securities Guarantee Trustee to expend or risk its own funds or otherwise incur personal financial liability in the performance of any of its duties or in the exercise of any of its rights or powers, if the Capital Securities Guarantee Trustee shall have reasonable grounds for believing that the repayment of such funds or liability is not reasonably assured to it under the terms of this Series B Capital Securities Guarantee or indemnity, reasonably satisfactory to the Capital Securities Guarantee Trustee, against such risk or liability is not reasonably assured to it.


SECTION 3.2             Certain Rights of Capital Securities Guarantee Trustee
                        ------------------------------------------------------

                  (a)      Subject to the provisions of Section 3.1:

                  (i) The Capital Securities Guarantee Trustee may conclusively rely, and shall be fully protected in acting or refraining from acting, upon any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document believed by it to be genuine and to have been signed, sent or presented by the proper party or parties.

                  (ii) Any direction or act of the Guarantor contemplated by this Series B Capital Securities Guarantee may be sufficiently evidenced by an Officers' Certificate.

                  (iii) Whenever, in the administration of this Series B Capital Securities Guarantee, the Capital Securities Guarantee Trustee shall deem it desirable that a matter be proved or established before taking, suffering or omitting any action hereunder, the Capital Securities Guarantee Trustee (unless other evidence is herein specifically prescribed) may, in the absence of bad faith on its part, request and conclusively rely upon an Officers' Certificate which, upon receipt of such request, shall be delivered by the Guarantor as soon as practicable.

                  (iv) The Capital Securities Guarantee Trustee shall have no duty to see to any recording, filing or registration of any instrument (or any rerecording, refiling or registration thereof).

                  (v) The Capital Securities Guarantee Trustee may consult with counsel of its selection, and the advice or opinion of such counsel with respect to legal matters shall be full and complete authorization and protection in respect of any action taken, suffered or omitted by it hereunder in good faith and in accordance with such advice or opinion. Such counsel may be counsel to the Guarantor or any of its Affiliates and may include any of its employees. The Capital Securities Guarantee Trustee shall have the right at any time to seek instructions concerning the administration of this Series B Capital Securities Guarantee from any court of competent jurisdiction.

                  (vi) The Capital Securities Guarantee Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Series B Capital Securities Guarantee at the request or direction of any Holder, unless such Holder shall have provided to the Capital Securities Guarantee Trustee such security and indemnity, reasonably satisfactory to the Capital Securities Guarantee Trustee, against the costs, expenses (including attorneys' fees and expenses and the expenses of the Capital Securities Guarantee Trustee's agents, nominees or custodians) and liabilities that might be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Capital Securities Guarantee Trustee; provided that, nothing contained in this Section 3.2(a)(vi) shall be taken to relieve the Capital Securities Guarantee Trustee, upon the occurrence of an Event of Default, of its obligation to exercise the rights and powers vested in it by this Series B Capital Securities Guarantee.

                  (vii) The Capital Securities Guarantee Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Capital Securities Guarantee Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters as it may see fit.

                  (viii) The Capital Securities Guarantee Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents, nominees, custodians or attorneys, and the Capital Securities Guarantee Trustee shall not be responsible for any misconduct or negligence on the part of any agent or attorney appointed with due care by it hereunder.

                  (ix) Any action taken by the Capital Securities Guarantee Trustee or its agents hereunder shall bind the Holders, and the signature of the Capital Securities Guarantee Trustee or its agents alone shall be sufficient and effective to perform any such action. No third party shall be required to inquire as to the authority of the Capital Securities Guarantee Trustee to so act or as to its compliance with any of the terms and provisions of this Series B Capital Securities Guarantee, both of which shall be conclusively evidenced by the Capital Securities Guarantee Trustee's or its agent's taking such action.

                  (x) Whenever in the administration of this Series B Capital Securities Guarantee the Capital Securities Guarantee Trustee shall deem it desirable to receive instructions with respect to enforcing any remedy or right or taking any other action hereunder, the Capital Securities Guarantee Trustee (i) may request instructions from the Holders of a Majority in Liquidation Amount of the Series B Capital Securities, (ii) may refrain from enforcing such remedy or right or taking such other action until such instructions are received, and
         (iii) shall be protected in conclusively relying on or acting in accordance with such instructions.

                  (xi) The Capital Securities Guarantee Trustee shall not be liable for any action taken, suffered, or omitted to be taken by it in good faith, without negligence, and reasonably believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Series B Capital Securities Guarantee.

                  (b) No provision of this Series B Capital Securities Guarantee shall be deemed to impose any duty or obligation on the Capital Securities Guarantee Trustee to perform any act or acts or exercise any right, power, duty or obligation conferred or imposed on it in any jurisdiction in which it shall be illegal, or in which the Capital Securities Guarantee Trustee shall be unqualified or incompetent in accordance with applicable law, to perform any such act or acts or to exercise any such right, power, duty or obligation. No permissive power or authority available to the Capital Securities Guarantee Trustee shall be construed to be a duty.

SECTION 3.3 Not Responsible for Recitals or Issuance of Series B Capital Securities Guarantee
                    ------------------------------------------------------------

                  The recitals contained in this Series B Capital Securities Guarantee shall be taken as the statements of the Guarantor, and the Capital Securities Guarantee Trustee does not assume any responsibility for their correctness. The Capital Securities Guarantee Trustee makes no representation as to the validity or sufficiency of this Series B Capital Securities Guarantee.


                                   ARTICLE IV
                      CAPITAL SECURITIES GUARANTEE TRUSTEE

SECTION 4.1             Capital Securities Guarantee Trustee; Eligibility
                        -------------------------------------------------

                  (a) There shall at all times be a Capital Securities Guarantee Trustee which shall:

                  (i)      not be an Affiliate of the Guarantor; and

                  (ii) be a corporation organized and doing business under the laws of the United States of America or any State or Territory thereof or of the District of Columbia, or a corporation or Person permitted by the Securities and Exchange Commission to act as an institutional trustee under the Trust Indenture Act, authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least 50 million U.S. dollars ($50,000,000), and subject to supervision or examination by Federal, State, Territorial or District of Columbia authority. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the supervising or examining authority referred to above, then, for the purposes of this Section 4.1(a)(ii), the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published.

                  (b) If at any time the Capital Securities Guarantee Trustee shall cease to be eligible to so act under Section 4.1(a), the Capital Securities Guarantee Trustee shall immediately resign in the manner and with the effect set out in Section 4.2(c).

                  (c) If the Capital Securities Guarantee Trustee has or shall acquire any "conflicting interest" within the meaning of Section 310(b) of the Trust Indenture Act, the Capital Securities Guarantee Trustee and Guarantor shall in all respects comply with the provisions of Section 310(b) of the Trust Indenture Act, subject to the penultimate paragraph thereof.

SECTION 4.2 Appointment, Removal and Resignation of Capital Securities Guarantee Trustee
                  ----------------------------------------------------------

                  (a) Subject to Section 4.2(b), the Capital Securities Guarantee Trustee may be appointed or removed without cause at any time by the Guarantor except during an Event of Default.

                  (b) The Capital Securities Guarantee Trustee shall not be removed in accordance with Section 4.2(a) until a Successor Capital Securities Guarantee Trustee has been appointed and has accepted such appointment by written instrument executed by such Successor Capital Securities Guarantee Trustee and delivered to the Guarantor.

                  (c) The Capital Securities Guarantee Trustee shall hold office until a Successor Capital Securities Guarantee Trustee shall have been appointed or until its removal or resignation. The Capital Securities Guarantee Trustee may resign from office (without need for prior or subsequent accounting) by an instrument in writing executed by the Capital Securities Guarantee Trustee and delivered to the Guarantor, which resignation shall not take effect until a Successor Capital Securities Guarantee Trustee has been appointed and has accepted such appointment by instrument in writing executed by such Successor Capital Securities Guarantee Trustee and delivered to the Guarantor and the resigning Capital Securities Guarantee Trustee.

                  (d) If no Successor Capital Securities Guarantee Trustee shall have been appointed and accepted appointment as provided in this Section 4.2 within 60 days after delivery of an instrument of removal or resignation, the Capital Securities Guarantee Trustee resigning or being removed may petition any court of competent jurisdiction for appointment of a Successor Capital Securities Guarantee Trustee. Such court may thereupon, after prescribing such notice, if any, as it may deem proper, appoint a Successor Capital Securities Guarantee Trustee.

                  (e) No Capital Securities Guarantee Trustee shall be liable for the acts or omissions to act of any Successor Capital Securities Guarantee Trustee.

                  (f) Upon termination of this Series B Capital Securities Guarantee or removal or resignation of the Capital Securities Guarantee Trustee pursuant to this Section 4.2, the Guarantor shall pay to the Capital Securities Guarantee Trustee all amounts due to the Capital Securities Guarantee Trustee accrued to the date of such termination, removal or resignation.


                                    ARTICLE V
                                    GUARANTEE

SECTION 5.1             Guarantee
                        ---------

                  The Guarantor irrevocably and unconditionally agrees to pay in full to the Holders the Guarantee Payments (without duplication of amounts theretofore paid by the Issuer), as and when due, regardless of any defense, right of set-off or counterclaim that the Issuer may have or assert. The Guarantor's obligation to make a Guarantee Payment may be satisfied by direct payment of the required amounts by the Guarantor to the Holders or by causing the Issuer to pay such amounts to the Holders.

SECTION 5.2             Waiver of Notice and Demand
                        ---------------------------

                  The Guarantor hereby waives notice of acceptance of this Series B Capital Securities Guarantee and of any liability to which it applies or may apply, presentment, demand for payment, any right to require a proceeding first against the Issuer or any other Person before proceeding against the Guarantor, protest, notice of nonpayment, notice of dishonor, notice of redemption and all other notices and demands.

SECTION 5.3             Obligations Not Affected
                        ------------------------

                  The obligations, covenants, agreements and duties of the Guarantor under this Series B Capital Securities Guarantee shall in no way be affected or impaired by reason of the happening from time to time of any of the following:

                  (a) the release or waiver, by operation of law or otherwise, of the performance or observance by the Issuer of any express or implied agreement, covenant, term or condition relating to the Series B Capital Securities to be performed or observed by the Issuer;

                  (b) the extension of time for the payment by the Issuer of all or any portion of the Distributions, Redemption Price, Liquidation Distribution or any other sums payable under the terms of the Series B Capital Securities or the extension of time for the performance of any other obligation under, arising out of, or in connection with, the Series B Capital Securities (other than an extension of time for payment of Distributions, Redemption Price, Liquidation Distribution or other sum payable that results from the extension of any interest payment period on the Debentures permitted by the Indenture);

                  (c) any failure, omission, delay or lack of diligence on the part of the Holders to enforce, assert or exercise any right, privilege, power or remedy conferred on the Holders pursuant to the terms of the Series B Capital Securities, or any action on the part of the Issuer granting indulgence or extension of any kind;

                  (d) voluntary or involuntary liquidation, dissolution, sale of any collateral, receivership, insolvency, bankruptcy, assignment for the benefit of creditors, reorganization, arrangement, composition or readjustment of debt of, or other similar proceedings affecting, the Issuer or any of the assets of the Issuer;

                  (e) any invalidity of, or defect or deficiency in, the Series B Capital Securities;

                  (f) the settlement or compromise of any obligation guaranteed hereby or hereby incurred; or

                  (g) any other circumstance whatsoever that might otherwise constitute a legal or equitable discharge or defense of a guarantor, it being the intent of this Section 5.3 that the obligations of the Guarantor with respect to the Guarantee Payments shall be absolute and unconditional under any and all circumstances.

                  There shall be no obligation of the Holders to give notice to, or obtain consent of, the Guarantor with respect to the happening of any of the foregoing.

SECTION 5.4             Rights of Holders
                        -----------------

                  (a) The Holders of a Majority in Liquidation Amount of the Series B Capital Securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Capital Securities Guarantee Trustee in respect of this Series B Capital Securities Guarantee or exercising any trust or power conferred upon the Capital Securities Guarantee Trustee under this Series B Capital Securities Guarantee, provided that, subject to Section 3.1, the Capital Securities Guarantee Trustee shall have the right to decline to follow any such direction if the Capital Securities Guarantee Trustee shall determine that the action so directed would be unjustly prejudicial to the holders not taking part in such direction or if the Capital Securities Guarantee Trustee being advised by counsel determines that the action or proceeding so directed may not lawfully be taken or if the Capital Securities Guarantee Trustee in good faith by its board of directors or trustees, executive committee, or a trust committee of directors or trustees and/or Responsible Officers shall determine that the action or proceeding so directed would involve the Capital Securities Guarantee Trustee in personal liability.

                  (b) If the Capital Securities Guarantee Trustee fails to enforce such Series B Capital Securities Guarantee, any Holder may institute a legal proceeding directly against the Guarantor to enforce the Capital Securities Guarantee Trustee's rights under this Series B Capital Securities Guarantee, without first instituting a legal proceeding against the Issuer, the Capital Securities Guarantee Trustee or any other person or entity. The Guarantor waives any right or remedy to require that any action be brought first against the Issuer or any other person or entity before proceeding directly against the Guarantor.

SECTION 5.5             Guarantee of Payment
                        --------------------

                  This Series B Capital Securities Guarantee creates a guarantee of payment and not of collection.

SECTION 5.6             Subrogation
                        -----------

                  The Guarantor shall be subrogated to all (if any) rights of the Holders against the Issuer in respect of any amounts paid to such Holders by the Guarantor under this Series B Capital Securities Guarantee; provided, however, that the Guarantor shall not (except to the extent required by mandatory provisions of law) be entitled to enforce or exercise any right that it may acquire by way of subrogation or any indemnity, reimbursement or other agreement, in all cases as a result of payment under this Series B Capital Securities Guarantee, if, at the time of any such payment, any amounts are due and unpaid under this Series B Capital Securities Guarantee. If any amount shall be paid to the Guarantor in violation of the preceding sentence, the Guarantor agrees to hold such amount in trust for the Holders and to pay over such amount to the Holders.

SECTION 5.7             Independent Obligations
                        -----------------------

                  The Guarantor acknowledges that its obligations hereunder are independent of the obligations of the Issuer with respect to the Series B Capital Securities, and that the Guarantor shall be liable as principal and as debtor hereunder to make Guarantee Payments pursuant to the terms of this Series B Capital Securities Guarantee notwithstanding the occurrence of any event referred to in subsections (a) through (g), inclusive, of Section 5.3 hereof.


                                   ARTICLE VI
                  LIMITATION OF TRANSACTIONS; SUBORDINATION

SECTION 6.1             Limitation of Transactions
                        --------------------------

                  So long as any Capital Securities remain outstanding, the Guarantor shall not (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of the Guarantor's capital stock (which includes common and preferred stock), (ii) make any payment of principal, interest or premium, if any, with respect to or repay, repurchase or redeem any debt securities of the Guarantor (including any Other Debentures) that rank pari passu with or junior in right of payment to the Debentures or (iii) make any guarantee payments with respect to any guarantee by the Guarantor of the debt securities of any subsidiary of the Guarantor (including Other Guarantees) if such guarantee ranks pari passu with or junior in right of payment to the Debentures (other than (a) dividends or distributions in shares of or options, warrants or rights to subscribe for or purchase shares of, common stock of the Guarantor, (b) any declaration of a dividend in connection with the implementation of a stockholders' rights plan, or the issuance of stock under any such plan in the future, or the redemption or repurchase of any such rights pursuant thereto, (c) payments under the Capital Securities Guarantee, (d) as a result of a reclassification of the Guarantor's capital stock or the exchange or the conversion of one class or series of the Guarantor's capital stock for another class or series of the Guarantor's capital stock, (e) the purchase of fractional interests in shares of the Guarantor's capital stock pursuant to the conversion or exchange provisions of such capital stock or the security being converted or exchanged, and (f) purchases of common stock related to the issuance of common stock or rights under any of the Guarantor's benefit plans for its directors, officers or employees or any of the Guarantor's dividend reinvestment plans) if at such time (i) there shall have occurred any event of which the Guarantor has actual knowledge that (a) is, or with the giving of notice or the lapse of time, or both, would be an Event of Default and (b) in respect of which the Guarantor shall not have taken reasonable steps to cure, (ii) if such Debentures are held by the Property Trustee, the Guarantor shall be in default with respect to its payment of any obligations under this Series B Capital Securities Guarantee or (iii) the Guarantor shall have given notice of its election of the exercise of its right to extend the interest payment period pursuant to Section 16.01 of the Indenture and any such extension shall be continuing.

SECTION 6.2             Ranking
                        -------

                  This Series B Capital Securities Guarantee will constitute an unsecured obligation of the Guarantor and will rank (i) subordinate and junior in right of payment to all Senior Indebtedness (as defined in the Indenture) in the same manner that the Debentures are subordinated to all Senior Indebtedness pursuant to the Indenture (except as indicated below), it being understood that the terms of Article XV of the Indenture shall apply to the obligations of the Guarantor under this Series B Capital Securities Guarantee as if (x) such
Article XV were set forth herein in full and (y) such obligations were substituted for the term "Securities" appearing in such Article XV, except that with respect to Section 15.03 of the Indenture only, the term "Senior Indebtedness" shall mean all liabilities of the Guarantor, whether or not for money borrowed (other than obligations in respect of Other Guarantees), (ii) pari passu with the most senior preferred or preference stock now or hereafter issued by the Guarantor and with any Other Guarantee (as defined herein) and any Other Common Securities Guarantee and any guarantee now or hereafter entered into by the Guarantor in respect of any preferred or preference stock of any Affiliate of the Guarantor, and (iii) senior to the Guarantor's common stock.


                                   ARTICLE VII
                                   TERMINATION

SECTION 7.1             Termination
                        -----------

                  This Series B Capital Securities Guarantee shall terminate (i) upon full payment of the Redemption Price (as defined in the Declaration) of all Series B Capital Securities, or (ii) upon liquidation of the Issuer, the full payment of the amounts payable in accordance with the Declaration or the distribution of the Debentures to all of the Holders. Notwithstanding the foregoing, this Series B Capital Securities Guarantee will continue to be effective or will be reinstated, as the case may be, if at any time any Holder must restore payment of any sums paid under the Series B Capital Securities or under this Series B Capital Securities Guarantee.


                                  ARTICLE VIII
                          COMPENSATION AND EXPENSES OF
                      CAPITAL SECURITIES GUARANTEE TRUSTEE

SECTION 8.1        Compensation and Expenses of Capital Securities Guarantee
                   Trustee
                   ---------------------------------------------------------

                  The Guarantor covenants and agrees to pay to the Capital Securities Guarantee Trustee from time to time, and the Capital Securities Guarantee Trustee shall be entitled to, such compensation as shall be agreed to in writing between the Guarantor and the Capital Securities Guarantee Trustee (which shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust), and the Guarantor will pay or reimburse the Capital Securities Guarantee Trustee upon its request for all reasonable expenses, disbursements and advances incurred by or made by the Capital Securities Guarantee Trustee in accordance with any of the provisions of this Capital Securities Guarantee (including the reasonable compensation and the expenses and disbursements of its counsel and of all persons not regularly in its employ) except any such expense, disbursement or advance as may arise from its negligence or bad faith. The Guarantor also covenants to indemnify each of the Capital Securities Guarantee Trustee (and its officers, agents, directors and employees) for, and to hold it harmless against, any and all loss, damage, claim, liability or expense including taxes (other than taxes based on the income of the Capital Securities Guarantee Trustee) incurred without negligence or bad faith on the part of the Capital Securities Guarantee Trustee and arising out of or in connection with the acceptance or administration of this guarantee, including the costs and expenses of defending itself against any claim or liability in the premises. The obligations of the Guarantor under this Article VIII to compensate and indemnify the Capital Securities Guarantee Trustee and to pay or reimburse the Capital Securities Guarantee Trustee for expenses, disbursements and advances shall be secured by a lien prior to that of the Series B Capital Securities upon all property and funds held or collected by the Capital Securities Guarantee Trustee as such, except funds held in trust for the benefit of the holders of particular Series B Capital Securities.

                  The provisions of this Article shall survive the termination of this Capital Securities Guarantee.


                                   ARTICLE IX
                                 INDEMNIFICATION

SECTION 9.1             Exculpation
                        -----------

                  (a) No Indemnified Person shall be liable, responsible or accountable in damages or otherwise to the Guarantor or any Covered Person for any loss, damage or claim incurred by reason of any act or omission performed or omitted by such Indemnified Person in good faith in accordance with this Series B Capital Securities Guarantee and in a manner that such Indemnified Person reasonably believed to be within the scope of the authority conferred on such Indemnified Person by this Series B Capital Securities Guarantee or by law, except that an Indemnified Person shall be liable for any such loss, damage or claim incurred by reason of such Indemnified Person's negligence or willful misconduct with respect to such acts or omissions.

                  (b) An Indemnified Person shall be fully protected in relying in good faith upon the records of the Guarantor and upon such information, opinions, reports or statements presented to the Guarantor by any Person as to matters the Indemnified Person reasonably believes are within such other Person's professional or expert competence including information, opinions, reports or statements as to the value and amount of the assets, liabilities, profits, losses, or any other facts pertinent to the existence and amount of assets from which Distributions to Holders of Series B Capital Securities might properly be paid.

SECTION 9.2             Indemnification
                        ---------------

                  The Guarantor agrees to indemnify each Indemnified Person for, and to hold each Indemnified Person harmless against, any and all loss, liability, damage, claim or expense incurred without negligence or bad faith on its part, arising out of or in connection with the acceptance or administration of the trust or trusts hereunder, including the costs and expenses (including reasonable legal fees and expenses) of defending itself against, or investigating, any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder. The obligation to indemnify as set forth in this Section 9.2 shall survive the termination of this Series B Capital Securities Guarantee.


                                    ARTICLE X
                                  MISCELLANEOUS

SECTION 10.1            Successors and Assigns
                        ----------------------

                  All guarantees and agreements contained in this Series B Capital Securities Guarantee shall bind the successors, assigns, receivers, trustees and representatives of the Guarantor and shall inure to the benefit of the Holders of the Series B Capital Securities then outstanding.

SECTION 10.2            Amendments
                        ----------

                  Except with respect to any changes that do not materially adversely affect the rights of Holders (in which case no consent of Holders will be required), this Series B Capital Securities Guarantee may only be amended with the prior approval of the Holders of a Majority in Liquidation Amount of the Series B Capital Securities (including the stated amount that would be paid on redemption, liquidation or otherwise, plus accrued and unpaid Distributions to the date upon which the voting percentages are determined). The provisions of the Declaration with respect to consents to amendments (whether at a meeting or otherwise) shall apply to the giving of such approval.

SECTION 10.3            Notices
                        -------

                  All notices provided for in this Series B Capital Securities Guarantee shall be in writing, duly signed by the party giving such notice, and shall be delivered, telecopied or mailed by first class mail, as follows:

                  (a) If given to the Issuer, in care of the Administrators at the Issuer's mailing address set forth below (or such other address as the Issuer may give notice of to the Holders and the Capital Securities Guarantee Trustee):

                           ALBANK Capital Trust I
                           c/o ALBANK Financial Corporation
                           10 North Pearl Street
                           Albany, NY  12207
                           Attention:  Freling H. Smith
                           Telecopy: (518) 445-2140

                  (b) If given to the Capital Securities Guarantee Trustee, at the Capital Securities Guarantee Trustee's mailing address set forth below (or such other address as the Capital Securities Guarantee Trustee may give notice of to the Holders):

                           The Chase Manhattan Bank
                           450 West 33rd Street
                           New York, NY  10001
                           Attention:       Corporate Trustee
                                            Administration Department
                           Telecopy: (212) 946-8159/8160

                  (c) If given to the Guarantor, at the Guarantor's mailing address set forth below (or such other address as the Guarantor may give notice of to the Holders and the Capital Securities Guarantee Trustee):

                           ALBANK Financial Corporation
                           10 North Pearl Street
                           Albany, NY  12207
                           Attention: Freling H. Smith
                           Telecopy: (518) 445-2140

                  (d) If given to any Holder, at the address set forth on the books and records of the Issuer.

                  All such notices shall be deemed to have been given when received in person, telecopied with receipt confirmed, or mailed by first class mail, postage prepaid except that if a notice or other document is refused delivery or cannot be delivered because of a changed address of which no notice was given, such notice or other document shall be deemed to have been delivered on the date of such refusal or inability to deliver.

SECTION 10.4      Benefit

                  This Series B Capital Securities Guarantee is solely for the benefit of the Holders and, subject to Section 3.1(a), is not separately transferable from the Series B Capital Securities.

SECTION 10.5      Governing Law

                  THIS SERIES B CAPITAL SECURITIES GUARANTEE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES THEREOF.

THIS SERIES B CAPITAL SECURITIES GUARANTEE is executed as of the day and year first above written.

                                    ALBANK FINANCIAL CORPORATION,
                                    as Guarantor


                                    By:      /s/ Richard J. Heller
                                             Name:    Richard J. Heller
                                             Title:   Executive Vice President
                                             and Chief Financial Officer

                                    The Chase Manhattan Bank, as Capital
                                    Securities Guarantee Trustee


                                    By:      /s/ Anne G. Brenner
                                    Name:     Anne G. Brenner
                                    Title:   Vice President




81022