Form 10-Q
period 1998-03-31
ALBANK FINANCIAL CORP
filed 1998-05-14
CIK 882293

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                               Form 10-Q

                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended March 31, 1998                 Commission File No. 0-19843


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                           						                  	Number of shares outstanding
Class of Common Stock				                                as of April 30, 1998

Common Stock, Par $.01			                    	               12,855,441

                                 ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
                                                     Form 10-Q

                                                       INDEX


Part I		FINANCIAL INFORMATION

Item 1.		Financial Statements							                               Page

		Consolidated Statements of Earnings for the Three
		     Months Ended March 31, 1998 and 1997 (unaudited)         	 			 3

		Consolidated Statements of Financial Condition as
		     of March 31, 1998 (unaudited) and December 31, 1997			         4

		Consolidated Statements of Changes in Stockholders' Equity for
		     the Three Months Ended March 31, 1998 and 1997 (unaudited)		   5

		Consolidated Statements of Cash Flows for the Three
		     Months Ended March 31, 1998 and 1997 (unaudited)	 			          6

		Notes to Unaudited Consolidated Interim Financial Statements			     7

Item 2.		Management's Discussion and Analysis
		     of Financial Condition and Results of Operations				           8

Part II		OTHER INFORMATION

Item 1.		Legal Proceedings							                                   	16

Item 2.		Changes in Securities							                               	16

Item 3.		Defaults upon Senior Securities						                      	16

Item 4.		Submission of Matters to a Vote of Security Holders			     	16

Item 5.		Other Information								                                   16

Item 6.		Exhibits and Reports on Form 8-K					                      	16

Signatures										                                                	17

Exhibit Index										                                             	18

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
	                                                         Three Months Ended
                                                               March 31,
		                                                          	1998   		1997
                                                             	(Unaudited)
Interest income:
    Mortgage loans                                   	  $   45,688		42,041
    Other loans                                            	12,205		10,754
    Securities available for sale                          	11,610 		9,468
    Investment securities                                    1,600		 1,864
    Federal funds sold                                        	330     		1
    Securities purchased under agreement to resell         	 1,202   		 --
    Federal Home Loan Bank Stock                              	466	  	 302
Total interest income                                      	73,101	 64,430

Interest expense:
    Deposits and escrow accounts                           	35,134		30,228
    Short-term borrowed funds and repurchase agreements       	339  		 864
    Long-term debt	                                            168   		302
Total interest expense	                                     35,641		31,394

Net interest income                                        	37,460		33,036
Provision for loan losses                                   	1,800 		1,800
Net interest income after provision for loan losses        	35,660		31,236

Noninterest income:
    Service charges on deposit accounts                     	2,504 		1,538
    Net security transactions                                  	93	   	 --
    Brokerage and insurance commissions                      	 626   		555
    Other                                                   	1,622 		1,164
Total noninterest income                                    	4,845 		3,257

Noninterest expense:
    Compensation and employee benefits	                     11,653		 9,967
    Occupancy, net                                          	2,733 		2,552
    Furniture, fixtures and equipment                       	1,811	 	1,526
    Federal deposit insurance premiums                        	360	   	353
    Professional, legal and other fees                        	806   		857
    Telephone, postage and printing                         	1,591 		1,193
    Goodwill amortization                                   	1,571   		874
    Capital securities expense                              	1,172	   	 --
    Other                                                   	3,095 		2,484
Total noninterest expense                                  	24,792		19,806

Income before income taxes                                 	15,713		14,687
Income tax expense                                          	5,906 		5,370
Net income                                          	   $    9,807	 	9,317

Basic earnings per share                            	   $     0.76  		0.73
Diluted earnings per share                                   	0.71	  	0.68

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

                                                    	March 31,		December 31,
                                                      	1998       		1997
                                                    (Unaudited)
              Assets
Cash and due from banks                         	   $   77,751     	97,389
Federal funds sold                                     	23,000        		--
Securities purchased under agreement to resell        	105,000    		75,000
Total cash and cash equivalents                       	205,751     172,389

Securities available for sale                         	721,490   		768,517
Investment securities                                  	78,609    		94,971

Loans receivable                                    	2,843,764 		2,856,049
Less: allowance for loan losses	                        29,751    		29,117
Loans receivable, net                               	2,814,013	 	2,826,932

Accrued interest receivable                            	27,133   	 	27,837
Office premises and equipment, net                     	57,107    		57,435
Federal Home Loan Bank Stock                           	25,864    		21,408
Real estate owned                                       	4,433     		3,966
Goodwill                                               	79,920    		80,281
Other assets                                           	75,108    		29,361
                                                	   $4,089,428	 	4,083,097

               Liabilities
Deposits                                        	   $3,539,650  	3,483,791
Escrow accounts                                        	14,105    		21,172
Accrued income taxes payable                           	13,667     		8,289
Short-term borrowed funds and
  repurchase agreements                                	22,397    		68,747
Long-term debt                                         	10,061    		20,061
Obligation under capital lease                          	4,515     		4,542
Other liabilities                                      	68,205     	66,882
Total liabilities                                   	3,672,600 		3,673,484

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust               	50,000    		50,000

               Stockholders' Equity
Preferred stock, $.01 par value.
 Authorized 25,000,000 shares; none outstanding            	--	        	--
Common stock, $.01 par value. Authorized
 50,000,000 shares; 15,697,500 shares issued;
 12,853,277 shares outstanding at March 31, 1998 and
 12,906,845 shares outstanding at December 31, 1997       	157       		157
Additional paid-in capital                            	182,728   		182,704
Retained earnings, substantially restricted           	255,462   		248,402
Treasury stock, at cost (2,844,223 shares at March
 31, 1998 and 2,790,655 shares at December 31, 1997)   (74,215)    (73,200)
Accumulated other comprehensive income                  	7,612     		6,578
Common stock acquired by employee stock ownership
 plan ("ESOP") and bank recognition plan ("BRP")       	(4,916)   		(5,028)
Total stockholders' equity                            	366,828    	359,613
                                                  	 $4,089,428 		4,083,097

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)



      			                                                     		            	              Accumulated 	    Common
      			                                                  	Additional   		                     	Other	      Stock	       Total
                                      	Comprehensive	Common   	Paid-in	Retained	Treasury	Comprehensive	Acquired by	Stockholders'
                                              Income  Stock   	Capital	Earnings	   Stock        Income  ESOP & BRP      	Equity
Three Months Ended March 31, 1997

Balance at December 31, 1996              	$     -- 	$  157  	 180,670 214,283	 (71,235)       	1,781	     (6,531)	    319,125
Net income                                   	9,317    		--        	--  	9,317	      --     	      --         	--	       9,317
Purchase of treasury stock (113,000 shares)    		--    		--        	--    	--	   (3,576)   	       --  	       --	      (3,576)
Exercise of stock options                       	--    		--        	--   	(185)	    436	           --   	      --	         251
Tax benefits related to vested BRP
 stock and stock options exercised              	-- 	   	--       	287     	--	      --    	       --    	     --	         287
Adjustment of securities available for
 sale to market, net of tax	                 (2,139)    	--        	--      --	      --        (2,139)   	     --       (2,139)
Cash dividends declared                         	--    		--        	-- 	(1,927) 	    --    	       --	         --      	(1,927)
Amortization of award of ESOP & BRP stock       	--    		--        	--     	--  	    --         	  --	        363     	    363
Balance at March 31, 1997                 	$  7,178		$  157 	  180,957 221,488 	(74,375)	        (358)	    (6,168) 	   321,701



Three Months Ended March 31, 1998

Balance at December 31, 1997            	 	$     -- 	$  157   	182,704 248,402	 (73,200)	       6,578	     (5,028)	    359,613
Net Income	                                  	9,807	    	--        	--	  9,807 	     --	           --	         --	       9,807
Purchase of treasury stock (31,500 shares)     		--    		--        	--     	--	  (1,432)	          --	         --	      (1,432)
Transfer of unallocated BRP shares to
  treasury stock (73,022 shares)     	          	--    		--        	--   	  -- 	   (609)	          --	         --	        (609)
Exercise of stock options                      		--    		--        	-- 	  (422)	  1,026	           --	         --	         604
Tax benefits related to vested BRP
 stock and stock options exercised             		--    		--        	24     	--    	  --	           --	         --	          24
Adjustment of securities available
 for sale to market, net of tax             		1,034    		--        	--     	--	      --	        1,034	         --	       1,034
Cash dividends declared 	                       	--    		--       	 --	 (2,325)	     --	           --	         --	      (2,325)
Amortization of award of ESOP & BRP stock       	--    		--       	 --     	-- 	     --	           --	        112	         112
Balance at March 31, 1998                 	$ 10,841		$  157  	 182,728	255,462	 (74,215)	       7,612	     (4,916)	    366,828



See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
                                                           	Three Months Ended
                                                                 	March 31,
                                                             	1998     		1997
Increase (decrease) in Cash and Cash Equivalents

Cash flows from operating activities

Net income                                              	  $   9,807  		9,317
Reconciliation of net income to net cash provided
  (used) by operating activities:
    Depreciation and lease amortization	                       1,959  		1,566
    Goodwill amortization                                     	1,571    		874
    Amortization of capitalized costs related to
     the issuance of capital securities	                          13   		  --
    Net amortization of premiums and accretion of
     discounts on securities	                                    162    		260
    Amortization of award of ESOP and BRP stock                 	314     	363
    Net gain on security transactions                           	(93)   		 --
    Net gain on sale of real estate owned	                       (67)    	(89)
    Net gain on sale of fixed assets                              (4)      --
    Origination of loans receivable for sale                   	(439)		(2,743)
    Proceeds from sale of loans receivable                      	747  		7,483
    Provision for loan losses	                                 1,800  		1,800
    Writedown of real estate owned                              	102    		126
    Net decrease in accrued interest receivable	                 704    		172
    Net increase in other assets                            	(46,296)  		(574)
    Net increase in accrued income taxes payable              	5,402  		7,426
    Net increase (decrease) in other liabilities
     and obligation under capital lease                       	1,164		 (9,527)
Net cash provided (used) by operating activities            	(23,154)		16,454

Cash flows from investing activities

Net cash provided by acquisition activity	                    19,274    		--
Proceeds from the maturity or call of securities
  available for sale	                                         89,607 		46,635
Proceeds from the maturity or call of
 investment securities	                                       16,412	 	15,668
Purchase of securities available for sale                   	(41,088) (51,758)
Purchase of investment securities                                	--	 (15,126)
Purchase of loans receivable                                	(36,982) (28,730)
Net decrease in loans receivable	                             46,417		 22,617
Purchase of Federal Home Loan Bank stock                     	(4,456)	 (4,495)
Proceeds from the sale of real estate owned                   	1,237 		 1,919
Capital expenditures                                         	(1,353)	 (2,171)
Net cash provided (used) by investing activities             	89,068	 (15,441)

Cash flows from financing activities

Net increase (decrease) in deposits                          	34,731 	(25,079)
Net decrease in escrow accounts                              	(7,067)	(13,246)
Net increase in short-term borrowed funds and
  repurchase agreements	                                     (46,350)		38,360
Redemption of long-term debt                                	(10,000)	(10,000)
Purchase of treasury stock                                   	(2,041)		(3,576)
Dividends paid                                               	(2,321)		(1,955)
Cash proceeds from the exercise of stock options	                496	    	251
Net cash used by financing activities                       	(32,552)	(15,245)

Net increase (decrease) in cash and cash equivalents         	33,362		(14,232)
Cash and cash equivalents at beginning of period	            172,389 		68,883
Cash and cash equivalents at end of period              	  $ 205,751  	54,651

Supplemental disclosures of cash flow information

Cash paid during the period:
    Interest on deposits, escrows, short-term borrowed
      funds, repurchase agreements and long-term debt   	$    35,133  	31,107
    Income taxes                                                	 48     		--

Supplemental schedule of noncash investing and
 financing activities:
      Net reduction in loans resulting from transfers
        to real estate owned	                                   1,740 		1,920
      Net unrealized gain (loss) on securities available
        for sale	                                               1,704		(3,469)
      Tax benefits related to vested BRP stock and stock
        options exercised	                                         24   		287
      Acquisition activity:
         Fair value of noncash assets acquired	                 1,889    		--
         Fair value of liabilities assumed	                    21,163    		--

 See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Interim Financial Statements

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-K of ALBANK Financial Corporation and Subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

The unaudited consolidated interim financial statements include the accounts of ALBANK Financial Corporation (the "Holding Company") and its three wholly owned subsidiaries (collectively with the Holding Company, the "Company"), ALBANK, FSB and subsidiaries, ALBANK Commercial and subsidiary and ALBANK Capital Trust I. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the banking industry. Certain prior period amounts have been reclassified to conform to the current period classifications.


NOTE 2.  Acquisitions

On January 23, 1998, ALBANK acquired two branch offices previously operated by First Union National Bank, a subsidiary of First Union Corporation of Charlotte, North Carolina. On May 1, 1998, one additional branch office was acquired from First Union. All three of the branches are located in the greater Hudson Valley area of New York State. These transactions involved $30.3 million in deposits.


NOTE 3. Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark-to-market adjustment on securities available for sale, foreign currency items and minimum pensiion liability adjustments. In the case of the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealixed gains and losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains and losses on securities available for sale as of the balance sheet dates indicated.


NOTE 4. Earnings Per share

The following table reconciles basic and diluted earnings per share calculations:

	                                                      	Weighted-
                                               	Net      	Average    Per Share
(Dollars in thousands, except per share data)	 Income	     Shares    	Amount
For the Three Months Ended March 31, 1998

Basic earnings per share	                     $   9,807 	12,843,610	 $   .76

Dilutive effect of stock options and grants	               	873,988

Diluted earnings per share                  	 $   9,807 	13,717,598 	$   .71

For the Three Months Ended March 31, 1997

Basic earnings per share	                     $   9,317	 12,683,188 	$   .73

Dilutive effect of stock options and grants		               987,662

Diluted earnings per share	                   $   9,317	 13,670,850 	$   .68

Not included in the March 31, 1998 shares above are 166,650 shares which are anti-dilutive for earnings per share purposes

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

ALBANK Financial Corporation ("ALBANK", the "Company", the "Holding Company") was formed as a savings and loan holding company under Delaware Law. On October 10, 1997, the Company became a bank holding company as a result of the formation of ALBANK Commercial, a newly chartered New York commercial bank. The information and unaudited consolidated interim financial statements in this report include the accounts of ALBANK Financial Corporation; its wholly owned subsidiaries, ALBANK, FSB and ALBANK Commercial, along with their related subsidiaries; and its wholly owned business trust subsidiary, ALBANK Capital Trust 1. The Company conducts its operations through a branch network of 110 offices in upstate New York, western Massachusetts and Vermont.

On April 1, 1992, ALBANK completed its public offering for 15,697,500 shares of common stock at $10.00 per share, realizing net proceeds of $150.8 million after expenses, and concurrently acquired ALBANK, FSB as part of its conversion from a mutual to a stock form savings bank. ALBANK used $75.4 million of the net proceeds to acquire all of the issued and outstanding stock of ALBANK, FSB. The remaining net proceeds were used by the Company for general corporate purposes which, to date, have included the repurchase of shares of ALBANK's common stock.

ALBANK's business currently consists primarily of the business of its constituent financial institutions. ALBANK, FSB was organized as the second mutual savings bank in New York State on March 24, 1820, and is currently the oldest operating savings bank in the state. On June 30, 1982, ALBANK, FSB converted to a federally chartered mutual savings bank. ALBANK, FSB's principal business has been and continues to be attracting retail and corporate deposits and investing those deposits, together with funds generated from operations and borrowings, in various loan products and investment securities. With regard to loans, ALBANK, FSB originates and purchases primarily single-family, owner occupied, adjustable-rate mortgage loans. ALBANK, FSB also provides provision of Savings Bank Life Insurance. Additionally, through ALVEST Financial Services, Inc., a wholly owned brokerage and insurance subsidiary of ALBANK Commercial, ALBANK offers a wide range of financial products and services. ALBANK Commercial's business consists primarily of attracting deposits from retail and corporate customers and municipal/public entities and investing those deposits together with funds available from operations, in various loan products and investment securities.

ALBANK is a legal entity separate and distinct from ALBANK, FSB and ALBANK Commercial. The principal sources of the Company's revenues are dividends and interest derived from its investments and dividends the Company receives from ALBANK, FSB and, in the future, from ALBANK Commercial.

As a bank holding company, ALBANK is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 and must file reports with the Federal Reserve Board. Prior to its registration as a bank holding company in late 1997, ALBANK, as a savings and loan holding company, was subject to the regulation of the Office of Thift Supervision ("OTS") under the Savings and Loan Holding Company Act. As a bank holding company, ALBANK is no longer subject to holding company regulation by the OTS. ALBANK, FSB, as a federally chartered savings bank, is subject to comprehensive regulation, examination and supervision by the OTS as its primary federal regulator and by the FDIC as the administrator of the deposit insurance funds. ALBANK, FSB's deposit accounts are insured by the FDIC, principally through the Savings Association Insurance Fund. As a New York chartered commercial bank, ALBANK Commercial is subject to comprehensive regulation, examination and supervision by the New York Superintendent of Banks and the New York State Banking Department under the New York Banking Law. As a state-chartered bank that is not a member of the Federal Reserve System, ALBANK Commercial's primary federal regulator is the FDIC. ALBANK Commercial's deposit accounts are insured by the FDIC through the Bank Insurance Fund. ALBANK, FSB must file reports with the OTS and the FDIC and ALBANK Commercial must file reports with the New York Superintendent of Banks and with the FDIC concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. ALBANK, FSB also is a member of the Federal Home Loan Bank of New York. Both institutions are subject to certain limited regulation by the Federal Reserve Board.

The Company's results of operations are dependent primarily on net interest income which is the difference between the interest income earned on its loan portfolio, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds consisting of the interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to a lesser extent, by gains and losses on the sale of its securities available for sale portfolio, the operations of its brokerage and insurance subsidiary and other noninterest income. The Company's operating expenses principally consist of employee compensation and benefits, federal deposit insurance premiums, occupany expense and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.


Liquidity and Capital Resources

The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

ALBANK, FSB is required to maintain levels of liquid assets as promulgated by its primary regulator, the OTS. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and hort-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. ALBANK, FSB's liquidity ratio at March 31, 1998, was 25.43%

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents at March 31, 1998 were $205.8 million, an increase of $33.4 million (19%) from $172.4 million at December 31, 1997.

At the time of its conversion to stock form, ALBANK, FSB was required to establish a liquidation account in an amount equal to its regulatory net worth as of December 31, 1991. The amount of this liquidation account reduces to the extent that eligible depositors' accounts are reduced. In the unlikely event of a complete liquidation (and only in such event), each eligible depositor would be entitled to receive a distribution from the liquidation account before any liquidation distribution could be made to the common stockholders of the Company.

As of March 31, 1998, ALBANK's leverage ratio, Tier 1 risk-based ratio and total risk-based ratio were 8.26%, 12.99% and 14.16%, respectively. ALBANK Commercial's leverage ratio, Tier 1 risk-based ratio and total risk-based ratio were 5.07%, 13.61% and 14.49%, respectively. ALBANK FSB's tangible capital ratio, core ("leverage") ratio, Tier 1 risk-based ratio and total risk-based ratio were 6.88%, 6.88%, 11.03% and 12.22%, respectively.

The foregoing capital ratios are based in part on specific quantitive measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulatory authorities concerning capital components, risk weightings and other factors. Management believes that ALBANK, ALBANK, FSB and ALBANK Commercial met all pertinent regulatory capital adequacy requirements at March 31, 1998.

Financial Condition

On March 31, 1998, total assets equaled $4.089 billion, an increase of $6.3 million from year-end 1997. Securities available for sale decreased $47.0 million (6%) and totaled $721.5 million at March 31, 1998, as proceeds from maturities, payments and calls of $89.6 million exceeded purchases of $41.1 million. Investment securities were $78.6 million at March 31, 1998, a decrease of $16.4 million (17%) from year-end 1997 that resulted primarily from the maturity, repayment and call of investment securities. On March 31, 1998, loans receivable totaled $2.844 billion, $12.3 million less than at December 31, 1997, as mortgage principal repayments and transfers to other real estate totaling $109.2 million exceeded originations of $103.4 million and other loan repayments of $26.3 million exceeded additions to the portfolio of $19.8 million. Other assets at March 31, 1998, reflect the first quarter purchase of $50 million of single-premium bank owned life insurance, whereby the Company is the beneficiary of life insurance on certain of its officers and employees. Cash and cash equivalents rose $33.4 million (19%) and Federal Home Loan Bank Stock increased $4.5 million (21%) during the first quarter of 1998.

Total liabilities declined $0.9 million from December 31, 1997 and totaled $3.673 billion at March 31, 1998. Total deposits of $3.540 billion increased $55.9 million (2%) from year-end 1997. Increases in time accounts of $51.8 million (3%) and money market accounts of $22.4 million (6%) outpaced declines in savings accounts, interest-bearing checking accounts and noninterest-bearing checking accounts of $7.5 million (1%), $8.1 million (3%) and $2.7 million (1%), respectively. The majority of the increase in time and money market accounts resulted from municipal deposits obtained since December 31, 1997. Escrow accounts of $14.1 million declined $7.1 million (33%) as a result of seasonal tax payments during the first quarter of 1998. Accrued income taxes payable increased $5.4 million (65%) to total $13.7 million at March 31, 1998, due mainly to the excess of accrued income tax liability over the required federal estimated income tax payments paid in April 1998. Borrowings declined $56.4 million (63%) as maturing issuances were retired.

Stockholders' equity of $366.8 million increased $7.2 million (2%) from $359.6 million at year-end 1997. Increases due to net income of $9.8 million, an increase of $1.0 million in accumulated other comprehensive income (representing net appreciation in the securities available for sale portfolio) and net stock option activity of $0.6 million were partially offset by declines due to treasury stock activity of $2.0 million and dividends declared of $2.3 million.

The increase in book value per common share to $28.54 at March 31, 1998, from $27.86 at December 31, 1997, was primarily the result of the $7.2 million (2%) increase in stockholders' equity to $366.8 million at March 31, 1998. At March 31, 1998 the Holding Company held 2,844,223 shares of its common stock as treasury stock compared with 2,790,655 at year-end 1997. During 1998 the Company acquired 104,522 shares and issued 50,954 shares to fulfill stock option exercises. At March 31, 1998, the Company's ratio of equity to assets was 8.97% compared with 8.81% at December 31, 1997.

Nonperforming assets increased $1.9 million (5%) to total $37.7 million at March 31, 1998, compared with $35.8 million at December 31, 1997. Nonperforming loans increased $1.4 million (4%) to $33.2 million at March 31, 1998, compared with $31.8 million at year-end 1997. The increase in nonperforming loans reflects a $0.8 million (11%) increase in accruing loans 90 or more days delinquent and a $0.6 million (2%) increase in nonaccrual loans. The ratio of nonperforming assets to total assets was 0.92% at March 31, 1998 and 0.88% at December 31, 1997. The ratio of nonperfroming loans to loans receivable was 1.17% at March 31, 1998, compared with 1.11% at December 31, 1997.

Comparisons of Operating Results for the Three Months Ended March 31, 1998
    and 1997

The analyses of net interest income that are shown in the following tables are an integral part of the discussion of the results of operations for three months ended March 31, 1998, compared with the corresponding period of the prior year.


Analysis of Changes in Net Interest Income

The table below presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.



ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Rate/Volume Analysis
(In thousands) (Unaudited)
	                                            Three Months Ended March 31, 1998
           	                                                     compared with
   	                                         Three Months Ended March 31, 1997
                                                          	Increase (Decrease)
                                                       	 		Due to
                                                 	Volume   	Rate        		Net
Interest Income
Mortgage loans, net (1)	                       $   4,543   		(896)    		3,647
Other loans, net (1)                              	1,254    		197	     	1,451
Securities available for sale	                     1,819    		323     		2,142
Investment securities	                              (407)   		143      		(264)
Federal funds sold 	                                 329	     	--       		329
Securities purchased under agreement to resell    	1,202     		--     		1,202
Federal Home Loan Bank Stock                         	89	     	75	       	164
Total 	                                            8,829   		(158)    		8,671

Interest Expense
Deposits:
  Savings accounts (2)	                             (104)  		(412)     		(516)
  Transaction accounts (3)                          	920   		(250)      		670
  Certificate accounts	                            4,169    		583     		4,752
Short-term borrowed funds and repurchase
 agreements	                                        (445)   		(80)	     	(525)
Long-term debt	                                     (136)       2      		(134)
Total                                             	4,404   		(157) 		   4,247

Change in net interest income	                 $   4,425	     	(1)    		4,424



	(1) Net of unearned discounts, premiums and related deferred loan fees and costs, where applicable.
	(2) Includes passbook, statement and interest-bearing escrow accounts.
	(3) Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.

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

                                                 	Three Months Ended March 31,
                                                          1998      	1997

                                                    		Average    			         	  Average
                                     	Average	        	Yield/		 Average		        Yield/
                                     	Balance	Interest  	Cost	 	Balance	Interest  	Cost
                                               	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1)        	$2,318,841 	45,688 	7.86% $2,089,077 	42,041	 8.06%
    Other loans, net (1)              	528,270	 12,205  9.28   		473,843	 10,754	 9.26
    Securities available for sale	     730,061	 11,610	 6.36	    615,130	  9,468	 6.16
    Investment securities	              24,542	  1,600  7.07	    114,028	  1,864	 6.54
    Federal funds sold	                 90,505	    330  5.46	        111	      1  5.64
    Securities purchased under
     agreement to resell	               81,667	  1,202	 5.89	        	--     	--	   --
    Federal Home Loan Bank Stock        23,487	    466	 8.04		    18,611	   302	  6.48
Total interest-earning assets	       3,797,373	 73,101	 7.69  	3,310,800	 64,430	 7.80
Noninterest-earning assets	            269,772	                		182,050
Total assets	                       $4,067,145				            $3,492,850

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
      Savings accounts (2)	         $  817,507  	5,446	 2.70%	$  832,205	  5,962	 2.90%
      Transaction accounts (3)  	      643,498	  4,050	 2.55		   499,416	  3,380	 2.75
      Certificate accounts	          1,879,320	 25,638	 5.53		 1,572,701	 20,886	 5.39
    Short-term borrowed funds and
      repurchase agreements 	           28,249	    339	 4.84	     64,731	    864	 5.39
    Long-term debt	                     12,394	    168	 5.50		    22,394	    302	 5.47
Total interest-bearing liabilities	  3,380,968	 35,641	 4.27		 2,991,447	 31,394	 4.26
Noninterest-bearing demand deposits	   188,413		           		     99,243
Noninterest-bearing liabilities	        84,754				                80,012
Total liabilities	                   3,654,135				             3,170,702
Corporation-obligated manditorily
 redeemable	capital securities of
 subsidiary trust	                      50,000              			      	--
Stockholders' equity	                  363,010				               322,148
Total liabilities and
  stockholders' equity	             $4,067,145	    			        $3,492,850

Net interest income and
  net interest spread		                        $37,460	 3.42%		          $33,036	 3.54%

Net interest-earning assets and
  net interest margin	              $  416,405		        3.89% $  319,353	     	   3.96%

Interest-earning assets to
  interest-bearing liabilities	          1.12x                			 	1.11x

Average balances are derived principally from average daily balances and include nonaccruing loans. Tax-exempt securities income has not been calculated on a tax equivalent basis. Interest on securities available for sale includes dividends received on equity securities.

(1) Net of unearned discounts, premiums and related deferred loan fees and costs, where applicable.
(2) Includes passbook, statement and interest-bearing escrow accounts.
(3) Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.

Net Income and Interest Analysis

Three Months Ended March 31, 1998 compared with 1997

Net income for the quarter ended March 31, 1998, was $9.8 million, an increase of $0.5 million (5%) from the comparable quarter last year. Basic and diluted earnings per share were $0.76 and $0.71, respectively for the first quarter of 1998, up from $0.73 and $0.68 per share, respectively, a year ago. The 1998 results of operations include the impact of the November 1997 acquisition of 35 branch offices from KeyBank. Net interest income increased $4.4 million (13%) and totaled $37.5 million for the first quarter of 1998. Noninterest income increased $1.6 million (49%) and totaled $4.8 million, while noninterest expense increased $5.0 million (25%) and totaled $24.8 million. Return on average equity and return on average assets for the first quarter of 1998 were 10.96% and 0.98%, respectively. For the comparable 1997 period, return on average equity was 11.73%, while return on average assets was 1.08%. Return of average stockholders' equity was lower in 1998 because average stockholders'equity between the two quarters grew 13% while income was up 5%. The reduction in return on average assets is primarily a reflection of the leveraged nature of the KeyBank branch acquisition which increased deposits by approximately $540 million.

"Core net income" excludes income or expense amounts (net of income taxes) included in net income of a nonrecurring nature. For the first quarter of 1998 and 1997 core net income totaled $9.7 million and $9.3 million, respectively. Core net income for 1998 excludes the after-tax effect of the March 1998 partial recovery ($0.06 million) of the 1995 Nationar write-off. For the first quarter of 1997 there were no adjustments to net income to arrive at core net income. Core return on average equity for the first quarter of 1998 was 10.89% compared with 11.73% for the same period last year; core return on average assets of 0.97% compared with 1.08% in 1997.

"Cash net income" is defined as core net income plus amortization of goodwill and costs associated with certain stock related employee benefit plans. Cash net income for the quarter ended March 31, 1998, was $11.6 million or $0.85 per share on a diluted basis. Cash net income for the quarter ended March 31, 1997, was $10.7 million or $0.79 per share on a diluted basis. Cash return on average tangible equity for the first quarter of 1998 was 16.71% compared with 15.61% for the same period last year; cash return on average assets of 1.16% compared with 1.25% in 1997.

Interest income for the three months ended March 31, 1998, totaled $73.1 million, an increase of $8.7 million (13%) from 1997's first quarter and was a net result of a $486.6 million (15%) rise in average interest-earning assets to $3.797 billion and an 11 basis point (1%) decrease in the average rate earned to 7.69%. Interest income on mortgage loans increased $3.6 million (9%) and totaled $45.7 million as a 20 basis point (2%) decline in the average rate earned was more than offset by a $229.8 million (11%) rise in average balance. The average balance increased as a result of strong loan origination activity since the first quarter of 1997. Interest income on other loans was $12.2 million, an increase of $1.5 million (13%), as the average rate earned and the average balance increased by 2 basis points and $54.4 million (11%), respectively. The increase in average balance of other loans included $47.2 million in loans acquired from KeyBank. Interest income on securities available for sale increased $2.1 million (23%) and totaled $11.6 million for the current quarter. The increase was the result of a rise in the average amount invested of $114.9 million (19%) and a higher average rate earned of 20 basis points (3%). Interest income on investment securities of $1.6 million was $0.3 million (14%) lower than the comparable 1997 period as a decline in the average balance invested of $89.5 million (78%) more than offset an increase in the average rate earned of 53 basis points (8%). Interest income on federal funds sold rose $0.3 million as balances averaged $90.4 million higher during 1998's first quarter compared with 1997, while the average yield earned fell 18 basis points (3%). An increase in interest income on securities purchased under agreement to resell of $1.2 million was the product of $81.7 million on average invested during the first quarter of 1998 at an average yield of 5.89%. Interest income on Federal Home Loan Bank Stock rose $0.2 million (54%) to $0.5 million as a $4.9 million (26%) increase in average balance combined with a 156 basis point (24%) rise in the average rate earned.

Interest expense for the quarter ended March 31, 1998, amounted to $35.6 million, $4.2 million (14%) more than the corresponding quarter of last year as the combined result of a $389.5 million (13%) increase in average interest-bearing liabilities to $3.381 billion and a 1 basis point increase in the average rate paid to 4.27%. Interest-bearing liabilities acquired in the KeyBank branch acquisition totaled approximately $540 million at the date of acquisition. Declines in saving account average balances of $14.7 million (2%) and the average rate paid of 20 basis points (7%) resulted in a decrease of $0.5 million (9%) in interest expense compared with the first quarter of 1997. Interest-bearing transaction account average balances grew $144.1 million (29%) while rates paid decreased by 20 basis points (7%) resulting in an increase in related interest expense of $0.7 million (20%) to $4.1 million. Interest expense on certificate accounts increased $4.8 million (23%) and totaled $25.6 million as the combined result of a $306.6 million (19%) increase in average balances and a 14 basis point (3%) increase in the average rate paid. Interest expense on short-term borrowings declined $0.5 million (61%) as a result of a $36.5 million (56%) decrease in average balances to $28.2 million coupled with a 55 basis point (10%) decline in the average rate paid. The decline in average rate paid occurred as over 70% af the average short-term borrowings for the first quarter of 1998 were in comparatively lower rate retail repurchase agreements compared with 5% in 1997's comparable quarter. Interst expense on long-term debt was $0.2 million, a decrease of $0.1 million (44%) that was the net result of a $10.0 million (45%) decline in the average balance and a 3 basis point (1%) increase in the average rate paid.

Net interest income for the three months ended March 31, 1998, totaled $37.5 million, $4.4 million (13%) greater than the $33.0 million reported for the comparable quarter a year ago. The increase in net interest income occurred as a result of a rise of $486.6 million (15%) in interest-earning assets which exceeded an increase of $389.5 million (13%) in interest-bearing liabilities. The net interest spread of 3.42% was 12 basis points (3%) lower than the results recorded in the comparable quarter a year ago as the rate earned on interest-earning assets decreased by 11 basis points (1%), while the rate paid on interest-bearing liabilities increased by 1 basis point. The net interest margin for the first quarter of 1998 totaled 3.89% and was 7 basis points (2%) lower than that reported for the first quarter of 1997.

Provision for Loan Loss

The provision for loan losses amounted to $1.8 million for the three months ended March 31, 1998 and 1997. The Company utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Company's loan portfolio and changes in appraised values of collateral as well as general economic conditions. The Company's allowance for loan losses totaled $29.8 million (1.05% of loans receivable and 89.69% of nonperforming loans) at March 31, 1998, compared with $29.1 million (1.02% of loans receivable and 91.52% of nonperforming loans) at December 31, 1997. The increase in the allowance for loan losses of $0.6 million (2%) was the net result of a $1.8 million provision for loan losses and net chargeoffs of $1.2 million incurred during the first quarter of 1998.


Noninterest Income

Noninterest income of $4.8 million for the first quarter of 1998 increased $1.6 million (49%) over 1997's first quarter. ALBANK Commercial, which was formed during the fourth quarter of 1997, contributed significantly to the increased levels of noninterest income. Service charges on deposit accounts totaled $2.5 million, an increase of $1.0 million (63%) over 1997. Almost 80% of the increase was related to fees generated by ALBANK Commercial. The remainder of the increase was primarily the result of greater levels of business account and ATM fees realized by ALBANK, FSB. Net security transactions of $0.1 million in 1998 represent a recovery of an investment in Nationar which was previously written off. Other noninterest income of $1.6 million increased $0.5 million (39%) as a result of the institution of a bank owned life insurance program and customer based fees generated by ALBANK Commercial of $0.3 million and $0.1 million, respectively.


Noninterest Expense

Noninterest expense for the three months ended March 31, 1998, was $24.8 million, an increase of $5.0 million (25%) over the same period last year. Over $3.1 million (62%) of the increase related to expenses incurred for the operation of ALBANK Commercial. Compensation and employee benefits increased $1.7 million (17%) as expenses incurred to staff ALBANK Commercial combined with the impact of annual merit increases which became effective in March. The net increase in salary expense for the quarter was somewhat reduced by a decline in expense related to the amortization of shares in the BRP compared with the first quarter of 1997.

Net occupancy expense increased $0.2 million (7%) and totaled $2.7 million for the first quarter of 1998. Increases related to the addition of the ALBANK Commercial branches were somewhat offset by declines in property taxes on certain properties and building maintenance reductions due to the comparatively mild weather conditions experienced in much of the Company's primary market area.


Furniture, fixture and equipment expense for the first quarter of 1998 of $1.8 million increased $0.3 million (19%) compared with 1997 as the result of an increase in depreciation of $0.3 million about two-thirds of which relates to ALBANK, FSB and is primarily the result of additional hardware and software depreciation. The remaining increase reflects equipment depreciation for ALBANK Commercial.

Telephone, postage and printing expense of $1.6 million increased $0.4 million (33%) over the prior year, with telephone and postage expense increases accounting for about one-third and two-thirds of the increase, respectively. The higher telephone expense is reflective of the overall expansion of the Company's branch network. Postage expense also reflects the expanded branch network as well as special mailings in the first quarter related to changes in service fees on deposit accounts.


The increase in goodwill amortization of $0.7 million (80%) for the three months ended March 31, 1998, resulted from the KeyBank branch acquisition in November 1997 and the First Union acquisition in January 1998.


Capital securities expense for the three months ended March 31, 1998, totaled $1.2 million and was related to the corporation-obligated mandatorily redeemable capital securities of subsidiary trust issued on June 6, 1997.

Other noninterest expense of $3.1 million for the first quarter of 1998 increased $0.6 million (25%) as a result of increases in ORE related expense of $0.2 million (56%) and advertising costs of $0.1 million (16%). The remainder of the increase was primarily attributable to the operation of ALBANK Commercial and its branch network.

Income Tax Expense

Income tax expense for the first quarter of 1998 was $5.9 million, an increase of $0.5 million (10%). The increase resulted as a $1.0 million (7%) rise in income before income taxes combined with an increase in the effective tax rate to 37.6% for 1998 from 36.6% in the prior year.

Part II		OTHER INFORMATION

Item 1.		Legal Proceedings

       		The Company is not engaged in any legal proceedings of a material nature at the present time.


Item 2.		Changes in Securities

       		None.

Item 3.		Defaults upon Senior Securities

       		None.

Item 4.		Submission of Matters to a Vote of Security Holders

       		None.

Item 5.		Other Information

       		None.

Item 6.		Exhibits and Reports on Form 8-K

   	(a) 	Exhibits

       		The following exhibit is filed as part of this report:

       		Regulation S-K Exhibit
       		Reference Number

       		11.1	Statement regarding Computation of Per Share Earnings

    	(b)	Reports on Form 8-K

       		None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                             							ALBANK Financial Corporation
		    		              			                  (Registrant)




DATE:	  May 14, 1998       				BY:	 /s/ Herbert G. Chorbajian
                                					Herbert G. Chorbajian
                                					Chairman of the Board,
                                					President and Chief Executive Officer
                                					(Duly Authorized Officer)


DATE:	  May 14, 1998		       		BY:   /s/ Richard J. Heller
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

                   ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
                                   Form 10-Q

               Statement Regarding Computation of Per Share Earnings



Exhibit 11.1

See Footnote 4. of the Consolidated Unaudited Interim Financial Statements for a table which reconciles basic and diluted earnings per share calculations.