Form 10-Q
period 1998-06-30
ALBANK FINANCIAL CORP
filed 1998-08-14
CIK 882293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended June 30, 1998                Commission File No. 0-19843


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     x       No  ______



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                         						                  	Number of shares outstanding
Class of Common Stock	       			                      as of July 31, 1998

Common Stock, Par $.01			                                  13,281,770

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Form 10-Q

INDEX


Part I		FINANCIAL INFORMATION

Item 1.		Financial Statements							         Page

		Consolidated Statements of Earnings for the Three
		     Months Ended June 30, 1998 and 1997 (Unaudited)	 			       3

		Consolidated Statements of Earning for the Six Months 				      4
		     Ended June 30, 1998 and 1997 (Unaudited)

		Consolidated Statements of Financial Condition as
		     of June 30, 1998 (Unaudited) and December 31, 1997			      5

		Consolidated Statements of Changes in Stockholders' Equity for
		     the Six Months Ended June 30, 1998 and 1997 (Unaudited)			 6

		Consolidated Statements of Cash Flows for the Six Months
		     Ended June 30, 1998 and 1997 (Unaudited)					              7

		Notes to Unaudited Consolidated Interim Financial Statements			 8

Item 2.		Management's Discussion and Analysis
		     of Financial Condition and Results of Operations				      10

Part II		OTHER INFORMATION

Item 1.		Legal Proceedings								                               21

Item 2.		Changes in Securities								                           21

Item 3.		Defaults upon Senior Securities							                  21

Item 4.		Submission of Matters to a Vote of Security Holders				 21

Item 5.		Other Information								                               21

Item 6.		Exhibits and Reports on Form 8-K						                  21

Signatures											                                            23

Exhibit Index											                                         24

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)

                                                          	Three Months Ended
                                                                  June 30,

	                                                          1998		       1997
	                                                           (Unaudited)
Interest income:
    Mortgage loans 	                                    $  45,033  		  42,072
    Other loans	                                           12,064	     11,326
    Securities available for sale	                         10,885	     10,045
    Investment securities	                                  1,530		     1,829
    Federal funds sold	                                       285	         13
    Securities purchased under agreement to resell	         1,803        		 6
    Federal Home Loan Bank Stock	                             463	        327
Total interest income	                                     72,063	     65,618

Interest expense:
    Deposits and escrow accounts	                          35,628    		30,799
    Short-term borrowed funds and repurchase agreements 	     329    		 1,095
    Long-term debt	                                           139	       	274
Total interest expense	                                    36,096    		32,168

Net interest income	                                       35,967    		33,450
Provision for loan losses	                                  1,800     		1,800
Net interest income after provision for loan losses	       34,167    		31,650

Noninterest income:
    Service charges on deposit accounts	                    3,023     		1,579
    Net security transactions	                                 --	      	 255
    Brokerage and insurance commissions	                      638       		510
    Other	                                                  1,928     		1,165
Total noninterest income                                   	5,589     		3,509

Noninterest expense:
    Compensation and employee benefits	                    11,411    		 9,891
    Occupancy, net 	                                        2,679     		2,439
    Furniture, fixtures and equipment	                      1,877     		1,648
    Federal deposit insurance premiums	                       352       		358
    Professional, legal and other fees	                       843       		862
    Telephone, postage and printing	                        1,234     		1,032
    Goodwill amortization	                                  1,578       		873
    Capital securities expense	                             1,171      		 325
    Other	                                                  3,028     		2,778
Total noninterest expense	                                 24,173    		20,206

Income before income taxes	                                15,583	    	14,953
Income tax expense	                                         5,308     		5,512
Net income	                                             $  10,275       9,441

Basic earnings per share	                               $    0.79 		     0.74
Diluted earnings per share	                                  0.74      		0.69

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
	                                                          Six Months Ended
                                                               June 30,

	                                                         1998	        	1997
	                                                           (Unaudited)
Interest income:
    Mortgage loans 	                                    $  90,721	    	84,113
    Other loans	                                           24,269	    	22,081
    Securities available for sale                         	22,495	    	19,513
    Investment securities	                                  3,130    		 3,692
    Federal funds sold	                                       615	        	14
    Securities purchased under agreement to resell	         3,005        		 6
    Federal Home Loan Bank Stock	                             929      		 629
Total interest income	                                    145,164  		 130,048

Interest expense:
    Deposits and escrow accounts	                          70,762	    	61,027
    Short-term borrowed funds and repurchase agreements	      668    		 1,959
    Long-term debt	                                           307       		576
Total interest expense	                                    71,737    		63,562

Net interest income	                                       73,427	    	66,486
Provision for loan losses	                                  3,600     		3,600
Net interest income after provision for loan losses	       69,827    		62,886

Noninterest income:
    Service charges on deposit accounts                    	5,527     		3,117
    Net security transactions	                                 93      		 255
    Brokerage and insurance commissions	                    1,264     		1,065
    Other	                                                  3,550     		2,329
Total noninterest income	                                  10,434     		6,766

Noninterest expense:
    Compensation and employee benefits	                    23,064   		 19,858
    Occupancy, net 	                                        5,412     		4,991
    Furniture, fixtures and equipment	                      3,688	     	3,174
    Federal deposit insurance premiums	                       712       		711
    Professional, legal and other fees	                     1,649     		1,719
    Telephone, postage and printing	                        2,825     		2,225
    Goodwill amortization	                                  3,149	     	1,747
    Capital securities expense	                             2,343      		 325
    Other	                                                  6,123     		5,262
Total noninterest expense	                                 48,965    		40,012

Income before income taxes	                                31,296    		29,640
Income tax expense	                                        11,214    		10,882
Net income	                                             $  20,082    		18,758

Basic earnings per share	                               $    1.56      		1.48
Diluted earnings per share	                                  1.46      		1.37

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

	                                                   June 30,		    December 31,
	                                                     1998       	   	1997
                                                    (Unaudited)
              Assets
Cash and due from banks             	               $    84,393      		97,389
Securities purchased under agreement to resell	         125,000	      	75,000
Total cash and cash equivalents	                        209,393     		172,389

Securities available for sale	                          719,807		     768,517
Investment securities  	                                 94,101		      94,971

Loans receivable	                                     2,865,779   		2,856,049
Less: allowance for loan losses	                         29,717      		29,117
Loans receivable, net	                                2,836,062		   2,826,932

Accrued interest receivable	                             27,149	      	27,837
Office premises and equipment, net	                      56,005      		57,435
Federal Home Loan Bank Stock	                            25,864      		21,408
Real estate owned	                                        5,207       		3,966
Goodwill	                                                79,027      		80,281
Other assets	                                            78,253      		29,361
	                                                   $ 4,130,868   		4,083,097

               Liabilities
Deposits	                                           $ 3,505,324   		3,483,791
Escrow accounts                                         	25,154	      	21,172
Accrued income taxes payable                             	7,535       		8,289
Short-term borrowed funds and repurchase agreements	     78,105	      	68,747
Long-term debt	                                          10,061	      	20,061
Obligation under capital lease                           	4,488       		4,542
Other liabilities	                                       70,756      		66,882
Total liabilities	                                    3,701,423   		3,673,484

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust 	               50,000      		50,000

               Stockholders' Equity
Preferred stock, $.01 par value.
 Authorized 25,000,000 shares; none outstanding             	--         		 --
Common stock, $.01 par value. Authorized
 50,000,000 shares; 15,697,500 shares issued;
 13,222,104 shares outstanding at	June 30, 1998 and
 12,906,845 shares outstanding at December 31, 1997         	157        		157
Additional paid-in capital	                              184,548    		182,704
Retained earnings, substantially restricted	             258,222		    248,402
Treasury stock, at cost (2,475,396 shares at June
 30, 1998 and 2,790,655 shares at December 31, 1997)    	(66,289)   		(73,200)
Accumulated other comprehensive income	                    7,592      		6,578
Common stock acquired by employee stock ownership
 plan ("ESOP")	and bank recognition plan ("BRP")         	(4,785)    		(5,028)
Total stockholders' equity 	                             379,445    		359,613
                                                    	$ 4,130,868  		4,083,097

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)
      			                                                     				                              Accumulated	     Common
      			                             	                         Additional			                        Other	      Stock	       Total
	                                          Comprehensive Common   	Paid-in	Retained	Treasury	Comprehensive	Acquired by	Stockholders'
		                                                Income		Stock	   Capital	Earnings	   Stock 	      Income    ESOP&BRP	      Equity

Six Months Ended June 30, 1997

Balance at December 31, 1996	                $      --		 $  157  	 180,670	 214,283 (71,235) 	       1,781 	   (6,531)	     319,125
Net income	                                     18,758		     --	        --	  18,758 	    --	            --    	    --	       18,758
Purchase of treasury stock (150,468 shares)	        --		     --	        --	      --	 (4,909)	           --	        --	       (4,909)
Exercise of stock options	                          --		     --	        --	    (478)	 1,344	            --	        --	          866
Tax benefits related to vested BRP stock
  and stock options exercised	                      --		     --	       526	      --	     --	            --    	    --	          526
Adjustment of securities available for sale
  to market, net of tax	                           506		     --	        --	      --	     --	           506	        --	          506
Cash dividends declared	                            --		     --	        --	  (3,847)  	  -- 	           --	        --	       (3,847)
Amortization of award of ESOP & BRP stock	          --		     --	        --	      --	     --	            --	       481	          481
Balance at June 30, 1997	                    $  19,264		 $  157   	181,196	 228,716	(74,800) 	       2,287	    (6,050)	     331,506



Six Months Ended June 30, 1998

Balance at December 31, 1997		               $      -- 		$  157  	 182,704	 248,402	(73,200) 	       6,578	    (5,028)	     359,613
Net Income		                                    20,082		     --	        --	  20,082	     --     	       --	        --	       20,082
Purchase of treasury stock (31,500 shares)	         --		     --	        --	      --	 (1,432) 	          --	        --	       (1,432)
Transfer of unallocated BRP shares to
  treasury stock (73,022 shares)		                  --		     --	        --		   (609)	    -- 	           -- 	     (609)
Exercise of stock options		                         --	     	--	        --	  (5,179)	 8,952	            --	        --	        3,773
Tax benefits related to vested BRP stock
  and stock options exercised		                     --		     --	     1,844	      --	     --	            -- 	       --	        1,844
Adjustment of securities available for sale
  to market, net of tax		                        1,014	  	   --	        --	      --	     -- 	        1,014	        --	        1,014
Cash dividends declared 		                          --		     --	        --	  (5,083)	    --	            --	        --	       (5,083)
Amortization of award of ESOP & BRP stock		         --		     --	        --	      --	     -- 	           --	       243 	         243
Balance at June 30, 1998	                    $  21,096  	$  157   	184,548	 258,222	(66,289) 	       7,592	    (4,785) 	    379,445


See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
                                                           	Six Months Ended
 	                                                               June 30,
                                                         	1998		        1997
Increase  in Cash and Cash Equivalents

Cash flows from operating activities

Net income 	                                            $  20,082   		18,758
Reconciliation of net income to net cash provided
 (used) by operating activities:
    Depreciation and lease amortization	                     3,938    		1,566
    Goodwill amortization	                                   3,149	    	1,747
    Amortization of capitalized costs related to
     the issuance of capital securities	                        30	       	--
    Net amortization of premiums and accretion of
     discounts on securities	                                  568      		499
    Amortization of award of ESOP and BRP stock	               243      		481
    Net gain on security transactions	                         (93)    		(255)
    Net gain on sale of real estate owned	                    (168)    		(172)
    Net gain on sale of fixed assets                          	(14)      		--
    Origination of loans receivable for sale	               (1,585)  		(4,351)
    Proceeds from sale of loans receivable	                  1,590	    	8,863
    Provision for loan losses	                               3,600    		3,600
    Writedown of real estate owned	                            165      		170
    Net increase in accrued income taxes payable	            1,090    		5,576
    Net increase in other assets	                          (49,583)	 	(11,185)
    Net increase (decrease) in other cash flows	             4,149	   	(5,292)
Net cash provided (used) by operating activities	          (12,839)  		20,005

Cash flows from investing activities

Net cash provided by acquisition activity	                  27,423		       --
Proceeds from the maturity or call of
 securities available for sale	                            181,906   		94,491
Proceeds from the maturity or call of
 investment securities	                                     25,896   		32,122
Proceeds from the partial recovery of
 Nationar investment	                                           93	      	252
Purchase of securities available for sale	                (132,167)		(137,157)
Purchase of investment securities	                         (24,958)		 (15,374)
Purchase of loans receivable	                              (85,040) 		(91,134)
Net decrease in loans receivable	                           69,335   		35,763
Purchase of Federal Home Loan Bank stock	                   (4,456)	  	(4,495)
Proceeds from the sale of real estate owned	                 2,433    		3,312
Capital expenditures	                                       (2,213)  		(3,041)
Net cash provided (used) by investing activities	           58,252  		(85,261)

Cash flows from financing activities

Net decrease in deposits	                                   (8,709)	 	(26,615)
Net increase (decrease) in escrow accounts	                  3,982	   	(1,854)
Net increase in short-term borrowed funds
 and repurchase agreements	                                  9,358   		70,581
Repayment of long-term debt	                               (10,000)		 (10,000)
Proceeds from capital securities	                               --	   	50,000
Purchase of treasury stock	                                 (2,041)  		(4,909)
Dividends paid                                             	(4,634)  		(3,881)
Cash proceeds from the exercise of stock options	            3,635      		866
Net cash provided (used) by financing activities	           (8,409)  		74,188

Net increase in cash and cash equivalents 	                 37,004    		8,932
Cash and cash equivalents at beginning of period	          172,389   		68,883
Cash and cash equivalents at end of period	              $ 209,393	   	77,815

Supplemental disclosures of cash flow information

Cash paid during the period:
    Interest on deposits, escrows, short-term borrowed
     funds, repurchase agreements and long-term debt	    $  72,071  		 64,133
    Income taxes	                                            9,455 	   	6,407

Supplemental schedule of noncash investing and
 financing activities:
      Net reduction in loans resulting from transfers
       to real estate owned	                                 3,671    		2,600
      Net unrealized gain on securities available
       for sale	                                             1,665      		734
      Tax benefits related to vested BRP stock and
       stock options exercised	                              1,844      		526
      Acquisition activity:
         Fair value of noncash assets acquired	              2,868       		--
         Fair value of liabilities assumed	                 30,291       		--

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Interim Financial Statements

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-K of ALBANK Financial Corporation and Subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

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

NOTE 3.  Merger Announcement

On June 15, 1998, ALBANK Financial Corporation, a Delaware corporation ("AFC") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Charter One Financial, Inc., a Delaware corporation ("Charter One"), and Charter Michigan Bancorp, Inc., a Delaware corporation ("Charter Michigan"). The Merger Agreement provides for the merger of AFC with and into Charter Michigan (the "Merger"), subject to, among other customary conditions, stockholder and regulatory approvals. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of AFC would be converted into 2.16 shares of common stock of Charter One. Such number of shares to be adjusted to reflect a 5% stock dividend payable on September 30, 1998 to holders of record on September 14, 1998.

NOTE 4.  Comprehensive Income

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark-to-market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. In the case of the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains and losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains and losses on securities available for sale as of the balance sheet dates indicated.

NOTE 5.  Earnings Per share

The following tables reconcile basic and diluted earnings per share calculations:

                                                          Weighted-
                                                    	Net 	  Average  Per Share
(Dollars in thousands, except per share data)	    Income	    Shares	    Amount
For the Three Months Ended June 30, 1998

Basic earnings per share	                       $ 10,275  12,934,084  	$   .79

Dilutive effect of stock options and grants		                890,806

Diluted earnings per share	                     $ 10,275  13,824,890 	 $   .74

For the Three Months Ended June 30, 1997

Basic earnings per share	                       $  9,441	 12,722,324  	$   .74

Dilutive effect of stock options and grants		                932,174

Diluted earnings per share	                     $  9,441	 13,654,498	  $   .69






                                                        		Weighted-
	                                                    Net    Average  Per Share
(Dollars in thousands, except per share data)	    Income	    Shares     Amount

For the Six Months Ended June 30, 1998

Basic earnings per share	                       $ 20,082  12,890,212 	 $  1.56

Dilutive effect of stock options and grants		                881,280

Diluted earnings per share	                     $ 20,082 	13,771,492  	$  1.46

For the Six Months Ended June 30, 1997

Basic earnings per share	                       $ 18,758 	12,702,612  	$  1.48

Dilutive effect of stock options and grants		                962,223

Diluted earnings per share	                     $ 18,758	 13,664,835	  $  1.37


ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

ALBANK Financial Corporation ("ALBANK", the "Company", the "Holding Company") was formed as a savings and loan holding company under Delaware Law. On October 10, 1997, the Company became a bank holding company as a result of the formation of ALBANK Commercial, a newly chartered New York commercial bank. The information and unaudited consolidated interim financial statements in this report include the accounts of ALBANK Financial Corporation; its wholly owned subsidiaries, ALBANK, FSB and ALBANK Commercial, along with their related subsidiaries; and its wholly owned business trust subsidiary, ALBANK Capital Trust 1. The Company conducts its operations through a branch network of 109 offices in upstate New York, western Massachusetts and Vermont.

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

ALBANK's business currently consists primarily of the business of its constituent financial institutions. ALBANK, FSB was organized as the second mutual savings bank in New York State on March 24, 1820, and is currently the oldest operating savings bank in the state. On June 30, 1982, ALBANK, FSB converted to a federally chartered mutual savings bank. ALBANK, FSB's principal business has been and continues to be attracting retail and corporate deposits and investing those deposits, together with funds generated from operations and borrowings, in various loan products and investment securities. With regard to loans, ALBANK, FSB originates and purchases primarily single-family, owner occupied, adjustable-rate mortgage loans. ALBANK, FSB also provides Savings Bank Life Insurance. Additionally, through ALVEST Financial Services, Inc., a wholly owned brokerage and insurance subsidiary of ALBANK Commercial, ALBANK offers a wide range of financial products and services. ALBANK Commercial's business consists primarily of attracting deposits from retail and corporate customers and municipal/public entities and investing those deposits together with funds available from operations, in various loan products and investment securities.

ALBANK is a legal entity separate and distinct from ALBANK, FSB and ALBANK Commercial. The principal sources of the Company's revenues are dividends and interest derived from its investments and dividends the Company receives from ALBANK, FSB and, in the future, from ALBANK Commercial.

As a bank holding company, ALBANK is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 and must file reports with the Federal Reserve Board. Prior to its registration as a bank holding company in late 1997, ALBANK, as a savings and loan holding company, was subject to the regulation of the Office of Thrift Supervision ("OTS") under the Savings and Loan Holding Company Act. As a bank holding company, ALBANK is no longer subject to holding company regulation by the OTS. ALBANK, FSB, as a federally chartered savings bank, is subject to comprehensive regulation, examination and supervision by the OTS as its primary federal regulator and by the FDIC as the administrator of the deposit insurance funds. ALBANK, FSB's deposit accounts are insured by the FDIC, principally through the Savings Association Insurance Fund. As a New York chartered commercial bank, ALBANK Commercial is subject to comprehensive regulation, examination and supervision by the New York Superintendent of Banks and the New York State Banking Department under the New York Banking Law. As a state-chartered bank that is not a member of the Federal Reserve System, ALBANK Commercial's primary federal regulator is the FDIC. ALBANK Commercial's deposit accounts are insured by the FDIC through the Bank Insurance Fund. ALBANK, FSB must file reports with the OTS and the FDIC and ALBANK Commercial must file reports with the New York Superintendent of Banks and with the FDIC concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. ALBANK, FSB also is a member of the Federal Home Loan Bank of New York. Both institutions are subject to certain limited regulation by the Federal Reserve Board.

The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loan portfolio, investment securities and securities available for sale portfolios and other earning assets, and its cost of funds, consisting of the interest paid on its deposits and borrowings. The Company's operating results are also impacted by provisions for loan losses, and to a lesser extent, by gains and losses on the sale of its securities available for sale portfolio, the operations of its brokerage and insurance subsidiary and other noninterest income. The Company's operating expenses principally consist of employee compensation and benefits, federal deposit insurance premiums, occupancy expense and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of the regulatory authorities.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

ALBANK, FSB is required to maintain minimum levels of liquid assets as promulgated by its primary regulator, the OTS. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. ALBANK, FSB's liquidity ratio at June 30, 1998, was 24.69%.

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents at June 30, 1998, were $209.4 million, an increase of $37.0 million (21%) from $172.4 million at December 31, 1997.

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

As of June 30, 1998, ALBANK's leverage ratio, Tier 1 risk-based ratio and total risk-based ratio were 8.51%, 13.18% and 14.33%, respectively. ALBANK Commercial's leverage ratio, Tier 1 risk-based ratio and total risk-based ratio were 5.07%, 12.30% and 12.99%, respectively. ALBANK FSB's tangible capital ratio, core ("leverage") ratio, Tier 1 risk-based ratio and total risk-based ratio were 6.95%, 6.95%, 11.01% and 12.22%, respectively.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulatory authorities concerning capital components, risk weightings and other factors. Management believes that ALBANK, ALBANK, FSB and ALBANK Commercial met all pertinent regulatory capital adequacy requirements at June 30, 1998.

Financial Condition

On June 30, 1998, total assets equaled $4.131 billion, an increase of $47.8 million from year-end 1997. Securities available for sale decreased $48.7 million (6%) and totaled $719.8 million at June 30, 1998, as proceeds from maturities, payments and calls of $181.9 million exceeded purchases of $132.2 million. On June 30, 1998, loans receivable totaled $2.866 billion, $9.7 million more than at December 31, 1997, as originations of $180.6 million exceeded loan satisfactions along with normal loan principal repayments and transfers to other real estate. Other assets at June 30, 1998, reflect the purchase of $50 million of single-premium bank owned life insurance, whereby the Company is the beneficiary of life insurance on certain of its officers and employees. Cash and due from banks dropped $13.0 million (13%) while securities purchased under agreement to resell advanced $50.0 million (67%) during the first half of 1998.

Total liabilities increased $27.9 million from December 31, 1997, and totaled $3.701 billion at June 30, 1998. Total deposits of $3.505 billion increased $21.5 million from year-end 1997. Increases in money market accounts of $55.6 million (16%), noninterest bearing checking accounts of $8.4 million (4%) and interest bearing checking accounts of $1.1 million outpaced declines in savings accounts and time accounts of $27.8 million (3%) and $15.8 million (1%), respectively. The majority of the increase in money market accounts resulted from municipal deposits obtained since December 31, 1997. Escrow accounts of $25.2 million increased $4.0 million (19%) as a result of normal seasonal activity during the first six months of 1998. Total borrowings were virtually unchanged from year-end 1997, while other liabilities rose $3.9 million (6%) to $70.8 million largely due to increases in outstanding checks.

Stockholders' equity of $379.4 million increased $19.8 million (6%) from $359.6 million at year-end 1997. Increases due to net income of $20.1 million, an increase of $1.0 million in accumulated other comprehensive income (representing net appreciation in the securities available for sale portfolio), tax benefits related primarily to stock option exercises of $1.8 million and net stock option activity of $3.8 million were partially offset by declines due to treasury stock activity of $2.0 million and dividends declared of $5.1 million.

The increase in book value per common share to $28.70 at June 30, 1998, from $27.86 at December 31, 1997, was primarily the result of the $19.8 million (6%) increase in stockholders' equity to $379.4 million at June 30, 1998. At June 30, 1998 the Holding Company held 2,475,396 shares of its common stock as treasury stock compared with 2,790,655 at year-end 1997. During 1998 the Company acquired 104,522 shares and issued 419,781 shares to fulfill stock option exercises. At June 30, 1998, the Company's ratio of equity to assets was 9.19% compared with 8.81% at December 31, 1997.

Nonperforming assets declined $0.5 million (1%) to total $35.3 million at June 30, 1998, compared with $35.8 million at December 31, 1997. Real estate owned increased $1.2 million (31%) to equal $5.2 million, while nonperforming loans dropped $1.7 million (5%) to $30.1 million at June 30, 1998. The decline in nonperforming loans reflects a $1.3 million (19%) decline in accruing loans 90 or more days delinquent and a $0.4 million (2%) reduction in nonaccrual loans. The ratio of nonperforming assets to total assets was 0.85% at June 30, 1998 and 0.88% at December 31, 1997. The ratio of nonperforming loans to loans receivable was 1.05% at June 30, 1998, compared with 1.11% at December 31, 1997.

Comparisons of Operating Results for the Three and Six Months Ended June 30, 1998 and 1997

The analyses of net interest income that are shown in the following tables are an integral part of the discussion of the results of operations for three and six months ended June 30, 1998, compared with the corresponding periods of the prior year.


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


ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Rate/Volume Analysis
(In thousands) (Unaudited)

                                           	Three Months Ended June 30, 1998
                                                     	compared with
                                           	Three Months Ended June 30, 1997
	                                                 Increase (Decrease)

                                                        	 	Due to
                                         	   Volume		        Rate	        Net
Interest Income
Mortgage loans, net (1)	                  $  4,788		      (1,827) 		    2,961
Other loans, net (1)	                          788		         (50)       		738
Securities available for sale	               1,006		        (166)      	 	840
Investment securities	                        (358)         		59       		(299)
Federal funds sold                            	273          		(1)	       	272
Securities purchased under
 agreement to resell 	                       1,796           		1	      	1,797
Federal Home Loan Bank Stock                   	75          		61        		136
Total 	                                      8,368      		(1,923)     		6,445

Interest Expense
Deposits:
  Savings accounts (2)                 	      (118)       		(585)	      	(703)
  Transaction accounts (3) 	                 1,146          		11      		1,157
  Certificate accounts	                      4,106         		269      		4,375
Short-term borrowed funds and
 repurchase agreements	                       (631)	       	(135)      		(766)
Long-term debt                               	(138)          		3	       	(135)
Total 	                                      4,365        		(437)     		3,928

Change in net interest income	            $  4,003      		(1,486)     		2,517


	(1) Net of unearned discounts, premiums and related deferred loan fees and costs, where applicable.
	(2) Includes passbook, statement and interest-bearing escrow accounts.
	(3) Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.


ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Rate/Volume Analysis
(In thousands) (Unaudited)
                                              Six Months Ended June 30, 1998
                                                     	compared with
   	                                          Six Months Ended June 30, 1997
	                                                 Increase (Decrease)

                                                      	 		Due to
 	                                           Volume	       	Rate      	  	Net
Interest Income
Mortgage loans, net (1)	                  $  9,330      		(2,722)	     	6,608
Other loans, net (1)	                        2,040	         	148	     	 2,188
Securities available for sale	               2,816         		166      		2,982
Investment securities                        	(766)        		204       		(562)
Federal funds sold 	                           601          		--        		601
Securities purchased under
 agreement to resell 	                       2,998           		1      		2,999
Federal Home Loan Bank Stock	                  163         		137	        	300
Total 	                                     17,182      		(2,066)    		15,116

Interest Expense
Deposits:
  Savings accounts (2)	                       (213) 	    	(1,007) 	   	(1,220)
  Transaction accounts (3) 	                 2,057        		(229)     		1,828
  Certificate accounts	                      8,277         		850	      	9,127
Short-term borrowed funds and
 repurchase agreements	                     (1,076) 		      (215)    		(1,291)
Long-term debt	                               (274)          		5       		(269)
Total 	                                      8,771        		(596)     		8,175

Change in net interest income	            $  8,411      		(1,470)	     	6,941




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

                                            	     Three Months Ended June 30,
	                                              1998	                      1997

		                                                    	 Average 				              Average
                        	              Average	          Yield/	 Average		         Yield/
	                                      Balance	Interest   	Cost	 Balance	 Interest  	Cost

                                   	     (Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
  Mortgage loans, net (1)	           $2,329,243 	45,033	  7.73% $2,084,423  42,072	 8.08%
  Other loans, net (1)	                 526,759	 12,064  	9.11	   	492,357 	11,326	 9.22
  Securities available for sale	        703,599	 10,885	  6.19		   638,717	 10,045	 6.29
  Investment securities	                 89,308	  1,530	  6.85		   110,303	  1,829	 6.63
  Federal funds sold	                    21,110	    285	  5.41		       901	     13	 5.30
  Securities purchased under
   agreement to resell	                 121,703	  1,803	  5.86		       440	      6	 5.70
  Federal Home Loan Bank Stock	          25,864	    463	  7.19		    21,408	    327	 6.11
Total interest-earning assets	        3,817,586	 72,063	  7.54   3,348,549	 65,618	 7.84
Noninterest-earning assets	             287,700  		               	181,337
Total assets	                        $4,105,286  				           $3,529,886

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Deposits:
      Savings accounts (2)	          $  809,459  	5,273 	 2.61%	$  825,982	  5,976	 2.90%
      Transaction accounts (3)         	674,509	  4,522	  2.69	   	503,609	  3,365	 2.68
      Certificate accounts	           1,885,083	 25,833   5.50		 1,585,214 	21,458	 5.43
  Short-term borrowed funds and
   repurchase agreements  	              27,457	    329	  4.75		    78,653	  1,095	 5.55
  Long-term debt	                        10,061	    139	  5.53	    	20,061	    274	 5.47
Total interest-bearing liabilities	   3,406,569	 36,096	  4.25		 3,013,519	 32,168 	4.28
Noninterest-bearing demand deposits	    189,766				                101,287
Noninterest-bearing liabilities	         88,036				                 75,388
Total liabilities	                    3,684,371				              3,190,194
Corporation-obligated manditorily
 redeemable capital securities of
 subsidiary trust	                       50,000	                 			13,736
Stockholders' equity	                   370,915                				325,956
Total liabilities and
 stockholders' equity	               $4,105,286  				           $3,529,886

Net interest income and
  net interest spread		                         $35,967	  3.29%		          $33,450	 3.56%

Net interest-earning assets and
  net interest margin	               $  411,017     		    3.75%	$  335,030		        3.99%

Interest-earning assets to
  interest-bearing liabilities	          1.12 x				                 1.11 x

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

	                                                   Six Months Ended June 30,
	                                                1998                    	1997

		                                                      	Average				               Average
	                                        Average		        Yield/		Average		         Yield/
	                                        Balance Interest  	Cost		Balance	 Interest	  Cost

                                          	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
  Mortgage loans, net (1)            	$2,324,071	  90,721	 7.80%	$2,086,737	 84,113	 8.07%
  Other loans, net (1)                  	527,510	  24,269 	9.20	   	483,151 	22,081  9.20
  Securities available for sale         	716,757  	22,495	 6.28		   626,989 	19,513	 6.22
  Investment securities	                  89,903	   3,130	 6.96	   	112,155 	 3,692	 6.58
  Federal funds sold	                     22,817     	615 	5.43	       	508 	    14	 5.33
  Securities purchased under
   agreement to resell	                  101,796	   3,005 	5.87       		221  	    6	 5.70
  Federal Home Loan Bank Stock           	24,682     	929	 7.59	    	20,017  	  629	 6.28
Total interest-earning assets	         3,807,536 	145,164 	7.62 		3,329,778 130,048  7.82
Noninterest-earning assets	              278,785                				181,692
Total assets	                         $4,086,321             				$3,511,470

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Deposits:
      Savings accounts (2)          	 $  813,461  	10,718 	2.66%	$  828,460	 11,938	 2.91%
      Transaction accounts (3)	          659,089 	  8,573 	2.62	   	501,524	  6,745	 2.71
      Certificate accounts	            1,882,217  	51,471	 5.51	 	1,578,992 	42,344	 5.41
  Short-term borrowed funds and
   repurchase agreements 	                27,851	     668	 4.82		    71,731	  1,959	 5.48
  Long-term debt	                         11,221	     307 	5.51 	   	21,221 	   576	 5.47
Total interest-bearing liabilities	    3,393,839	  71,737 	4.26		 3,001,928	 63,562	 4.27
Noninterest-bearing demand deposits	     189,093                				101,360

Noninterest-bearing liabilities	          86,405                 				77,213

Total liabilities	                     3,669,337              				3,180,501

Corporation-obligated manditorily
 redeemable capital securities of
 subsidiary trust                        	50,000			                  	6,906

Stockholders' equity	                    366,984	                			324,063

Total liabilities and
 stockholders' equity	                $4,086,321             				$3,511,470

Net interest income and
  net interest spread              	            	 $73,427  3.36%   		       $66,486	 3.55%

Net interest-earning assets and
  net interest margin	                $  413,697        		 3.82%	$  327,850		        3.97%

Interest-earning assets to
  interest-bearing liabilities	           1.12 x			                 	 1.11x


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


Net Income and Interest Analysis

Three Months Ended June 30, 1998 compared with 1997

Net income for the quarter ended June 30, 1998, was $10.3 million, an increase of $0.8 million (9%) from the comparable quarter last year. Basic and diluted earnings per share were $0.79 and $0.74, respectively for the second quarter of 1998, up from $0.74 and $0.69 per share, respectively, a year ago. The 1998 results of operations include the impact of the November 1997 acquisition of 35 branch offices from KeyBank. Net interest income increased $2.5 million (8%) and totaled $36.0 million for the second quarter of 1998. Noninterest income increased $2.1 million (59%) and totaled $5.6 million, while noninterest expense increased $4.0 million (20%) and totaled $24.2 million. Return on average equity and return on average assets for the second quarter of 1998 were 11.11% and 1.00%, respectively. For the comparable 1997 period, return on average equity was 11.62%, while return on average assets was 1.07%. Return on average stockholders' equity was lower in 1998 because average stockholders' equity between the two quarters was up 14% while income grew at a 9% rate. The reduction in return on average assets is primarily a reflection of the leveraged nature of the KeyBank branch acquisition which increased deposits by approximately $540 million.

"Core net income" excludes income or expense amounts (net of income taxes) included in net income of a nonrecurring nature. For the second quarter of 1998 core net income of $10.3 million was unchanged from net income, while 1997 core net income totaled $9.3 million. Core net income for 1997 excludes the after-tax effect of an April 1997 partial recovery ($0.2 million) of the 1995 Nationar write-off. Core return on average equity for the second quarter of 1998 was 11.11% compared with 11.42% for the same period last year; core return on average assets of 1.00% compared with 1.05% in 1997.

"Cash net income" is defined as core net income plus amortization of goodwill and costs associated with certain stock-related employee benefit plans. Cash net income for the quarter ended June 30, 1998, was $12.2 million or $0.88 per share on a diluted basis. Cash net income for the quarter ended June 30, 1997, was $10.5 million or $0.77 per share on a diluted basis. Cash return on average tangible equity for the second quarter of 1998 was 16.76% compared with 14.81% for the same period last year; cash return on average assets totaled 1.19% for both the 1997 and 1998 second quarters.

Interest income for the three months ended June 30, 1998, totaled $72.1 million, an increase of $6.4 million (10%) from 1997's second quarter which was the net result of a $469.0 million (14%) rise in average interest-earning assets to $3.818 billion and a 30 basis point (4%) decrease in the average rate earned to 7.54%. The above mentioned increase in average earning assets resulted primarily from growth in the mortgage loan portfolio. Interest income on mortgage loans increased $3.0 million (7%) to $45.0 million as a 35 basis point (4%) decline in the average rate earned was more than offset by a $244.8 million (12%) rise in the average balance. The average balance increased as a result of strong loan origination activity since the second quarter of 1997. Interest income on other loans was $12.1 million, an increase of $0.7 million (7%), as the average rate earned declined by 11 basis points while the average balance invested rose $34.4 million (7%) primarily due to loans acquired from KeyBank. Interest income on securities available for sale increased $0.8 million (8%) and totaled $10.9 million for the current quarter. The net increase was the result of a rise in the average amount invested of $64.9 million (10%) and a lower average rate earned of 10 basis points (2%). Interest income on investment securities of $1.5 million was $0.3 million (16%) lower than the comparable 1997 period as a decline in the average balance invested of $21.0 million (19%) more than offset an increase in the average rate earned of 22 basis points (3%). Interest income on federal funds sold rose $0.3 million as balances averaged $20.2 million during 1998's second quarter compared with $0.9 million during the second quarter of 1997 and the average yield earned climbed 11 basis points (2%). An increase in interest income on securities purchased under agreement to resell of $1.8 million was the product of $121.7 million on average invested during the second quarter of 1998 at an average yield of 5.86% compared with $0.4 million at an average yeild of 5.07% during the second quarter of 1997. The above increases in the average balance of federal funds sold and securities purchased under agreement to resell were the direct result of funds received in the November 1997 KeyBank branch acquisition. Interest income on Federal Home Loan Bank Stock rose $0.1 million (42%) to $0.5 million as a $4.5 million (21%) increase in average balance combined with a 108 basis point (18%) rise in the average rate earned.

Interest expense for the quarter ended June 30, 1998, amounted to $36.1 million, $3.9 million (12%) more than the corresponding quarter of last year as the net result of a $393.1 million (13%) increase in average interest-bearing liabilities to $3.407 billion and a 3 basis point drop in the average rate paid to 4.25%. At the date of acquisition, interest-bearing liabilities acquired in the KeyBank branch acquisition totaled approximately $469 million, while noninterest-bearing liabilities acquired were approximately $71 million. Declines in savings account average balances of $16.5 million (2%) and in the average rate paid of 29 basis points (10%) resulted in a decrease of $0.7 million (12%) in interest expense compared with the second quarter of 1997. Interest-bearing transaction account average balances grew $170.9 million (34%) while rates paid increased by one basis point resulting in an increase in related interest expense of $1.2 million (34%) to $4.5 million. Interest expense on certificate accounts increased $4.4 million (20%) to $25.8 million as the combined result of a $299.9 million (19%) increase in average balances and a 7 basis point (1%) rise in the average rate paid. Interest expense on short-term borrowings declined $0.8 million (70%) as a result of a $51.2 million (65%) decrease in average balances to $27.5 million coupled with an 80 basis point (14%) decline in the average rate paid. The decline in average rate paid occurred as over 80% of the average short-term borrowings for the second quarter of 1998 were in comparatively lower rate retail repurchase agreements compared with 4% in 1997's comparable quarter. Interest expense on long-term debt was $0.1 million, a decrease of $0.1 million (49%) that was the net result of a $10.0 million (50%) decline in the average balance and a 6 basis point (1%) increase in the average rate paid.

Net interest income for the three months ended June 30, 1998, totaled $36.0 million, $2.5 million (8%) greater than the $33.5 million reported for the comparable quarter a year ago. The increase in net interest income occurred as a result of a rise of $469.0 million (14%) in interest-earning assets which exceeded an increase of $393.1 million (13%) in interest-bearing liabilities. The net interest spread of 3.29% was 27 basis points (8%) lower than the results recorded in the comparable quarter a year ago as the rate earned on interest-earning assets decreased by 30 basis points (4%), while the rate paid on interest-bearing liabilities declined by only 3 basis points. The net interest margin for the second quarter of 1998 totaled 3.75% and was 24 basis points (6%) lower than that reported for the second quarter of 1997.

Six Months Ended June 30, 1998 compared with 1997

Net income of $20.1 million for first half of 1998, represented an increase of $1.3 million (7%) from the comparable 1997 period. Basic and diluted earnings per share were $1.56 and $1.46, respectively for the six months ended June 30, 1998, up 5% and 7%, respectively from $1.48 and $1.37 per share amounts reported in 1997. The 1998 results of operations include the impact of the November 1997 acquisition of 35 branch offices from KeyBank. Net interest income increased $6.9 million (10%) and totaled $73.4 million for the first half of 1998. Noninterest income of $10.4 million increased $3.7 million (54%) from 1997 levels. Noninterest expense rose $9.0 million (22%) and totaled $49.0 million for the first half of 1998. Return on average equity and return on average assets for the first six months of 1998 were 11.04% and 0.99% compared with 11.67% and 1.08% in 1997.

Core net income for the first half of 1998 and 1997 excludes, respectively, a $0.1 million and a $0.2 million after-tax, partial recovery of the 1995 Nationar write-off. For the first half of 1998, core net income was $20.0 million or $1.45 per share on a diluted basis, compared with $18.6 million or $1.36 per share in 1997. Cash net income for the six months ended June 30, 1998, was $23.8 million compared with $21.2 million for 1997. Diluted earnings per share based on cash net income were $1.73 for the first half of 1998 compared with $1.55 for 1997. Cash return on average tangible equity was 16.73% compared with 15.20% for the same period last year; cash return on average assets was 1.17% versus 1.22% in 1997.

Interest income for the first half of 1998 equaled $145.2 million, $15.1 million (12%) higher than the corresponding period of 1997. The increase was the net result of a rise in average interest-earning assets of $477.8 million (14%) to $3.808 billion and a reduction in the average rate earned of 20 basis points (3%) to 7.62%. The aforementioned increase in average earning assets resulted primarily from growth in the mortgage loan portfolio. Interest income on mortgage loans increased $6.6 million (8%) and totaled $90.7 million as a $237.3 million (11%) increase in average amount invested was partially reduced by a 27 basis point (3%) decline in the average rate earned. The average balance increased as a result of strong loan origination activity since the second quarter of 1997. A rise in the average balance of other loans of $44.4 million (9%), due primarily to loans acquired from KeyBank, resulted in an increase in interest income of $2.2 million (10%). Interest income on securities available for sale increased $3.0 million (15%) as a result of the higher average amount invested and average rate earned of $89.8 million (14%) and 6 basis points (1%), respectively. Interest income on investment securities dropped $0.6 million (15%) as a decline in the average amount invested of $22.3 million (20%) was partially offset by an increase in the average rate earned of 38 basis points (6%). Interest income on federal funds sold rose $0.6 million as balances averaged $22.3 million higher during the six months ended June 30, 1998, compared with 1997 and the average yield increased 10 basis points (2%). An increase in interest income on securities purchased under agreement to resell of $3.0 million was the product of $101.8 million on average invested during the six months ended June 30, 1998, at an average yield of 5.87%. The above increases in the average balance of federal funds sold and securities under agreement to resell were the direct result of funds received in the November 1997 KeyBank branch acquisition. Interest income on Federal Home Loan Bank Stock rose $0.3 million (48%) to $0.9 million as a $4.7 million (23%) increase in average balance combined with a 131 basis point (21%) rise in the average rate earned.

Interest expense for the first half of 1998 was $71.7 million, an increase of $8.2 million (13%) from 1997. The increase was generally the result of increases in average balance of $391.9 million (13%) while the average rate paid declined one basis point. Interest expense on savings accounts declined $1.2 million (10%) as a decline in the average balance of $15.0 million (2%) combined with 25 basis point (9%) drop in the average rate paid. A $1.8 million (27%) increase in interest expense on transaction accounts resulted from a $157.6 million (31%) increase in average balance reduced by a 9 basis point (3%) drop in the average rate paid. The average balance of certificate accounts increased $303.2 million (19%), and the average rate paid rose 10 basis points (2%) resulting in a $9.1 million (22%) increase in related interest expense. Interest expense on short-term borrowed funds dropped $1.3 million (66%) as a reduction in average balance of $43.9 million (61%) combined with a 66 basis point (12%) drop in the average rate paid. Interest expense on long-term debt was $0.3 million, a decrease of $0.3 million (47%) that was the net result of a $10.0 million (47%) decline in the average balance and a 4 basis point increase in the average rate paid.

Net interest income for the first half of 1998 increased $6.9 million (10%) and equaled $73.4 million. The higher level of net interest income occurred despite a narrowing of net interest spread and margin of 19 basis points (5%) and 15 basis points (4%), respectively, due to an increase in net interest-earning assets of $85.8 million (26%).

Provision for Loan Loss

The provision for loan losses amounted to $1.8 million and $3.6 million for the quarter and six months ended June 30, 1998, respectively, and equaled the amounts recorded in the corresponding periods in 1997. The Company utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Company's loan portfolio and changes in appraised values of collateral as well as general economic conditions. The Company's allowance for loan losses totaled $29.7 million (1.04% of loans receivable and 98.84% of nonperforming loans) at June 30, 1998, compared with $29.1 million (1.02% of loans receivable and 91.52% of nonperforming loans) at December 31, 1997. The increase in the allowance for loan losses of $0.6 million (2%) was the net result of a $1.8 million provision for loan losses and net charge-offs of $1.2 million incurred during the six months ended June 30, 1998.

Noninterest Income

Noninterest income of $5.6 million for the second quarter of 1998 increased $2.1 million (59%) over 1997's second quarter while noninterest income of $10.4 million for the first half of 1998 was up 54% or $3.7 million. This result was due to ALBANK Commercial's noninterest income of $0.8 million for the quarter and $1.7 million for the six month period combined with increased fees charged on certain ALBANK, FSB deposit services, as well as income earned on bank-owned life insurance. Service charges on deposit accounts totaled $3.0 million for the quarter and $5.5 million for the year, increases of $1.4 million (91%) and $2.4 million (77%), respectively, over the comparable periods for 1997. The increase for the quarter was split about evenly between deposit service fees generated by ALBANK Commercial and increases in certain ALBANK, FSB deposit service charges which took effect in April 1998, while on a year-to-date basis, the relationship of these items was approximately two to one. There was no net security transaction income in the second quarter of 1998, but net security transaction income of $0.1 million and $0.3 million for the first half of 1998 and 1997, respectively, was primarily attributable to the partial recoveries of the Nationar investment written off in 1995. Other noninterest income of $1.9 million for the quarter and $3.6 million for the year increased $0.8 million (65%) and $1.2 million (52%), respectively, primarily as a result of $0.7 million and $1.0 million in quarterly and year-to-date earnings on bank-owned life insurance.

Noninterest Expense

Noninterest expense for the three and six month periods ended June 30, 1998, was $24.2 million and $49.0 million, respectively, increases of $4.0 million (20%) and $9.0 million (22%) over the comparable periods last year. The increases are primarily related to expenses incurred for the operation of ALBANK Commercial, including the amortization of goodwill generated by the November 1997 acquisition of branches from KeyBank. In spite of the above increases in expense the Company's efficiency ratios improved modestly from 51.11% to 50.61% for the three months ended June 30, 1998 compared with 1997, while the ratio from the six month period was 50.99% compared with 51.30% in 1997.

Compensation and employee benefits for 1998 increased $1.5 million (15%) to $11.4 million for the second quarter and $3.2 million (16%) to $23.1 million for the first half of the year as expenses incurred to staff branches and support operations for ALBANK Commercial combined with the impact of annual merit increases which became effective in March.

Increases in net occupancy expense of $0.2 million (10%) for the second quarter and $0.4 million (8%) for the first six months of 1998 reflected decreases in property taxes on certain ALBANK, FSB properties which were more than offset by expenses from ALBANK Commercial of $0.3 million for the second quarter and $0.7 million for the year.

Furniture, fixtures and equipment expense for the current quarter and six month period of $1.9 million and $3.7 million increased $0.2 million (14%) and $0.5 million (16%) compared with 1997 as higher depreciation charges of $0.3 million for the quarter and $0.6 million for the six months that resulted from data processing hardware and software upgrades were somewhat offset by lower repair and maintenance expenses.

Federal deposit insurance expense and professional, legal and other fees of $0.4 million and $0.8 million for the second quarter and $0.7 million and $1.6 million for the first half of 1998, respectively, were at comparable levels to the same periods last year.

Telephone, postage and printing expense for the second quarter increased $0.2 million (20%) over the prior year to $1.2 million. For the first six months, telephone, postage and printing increased $0.6 million (27%) to $2.8 million. For the second quarter, the increase is primarily attributable to telephone expenses, particularly the expenses associated with operating the expanded branch network to include ALBANK Commercial branches. On a year-to-date basis, in addition to telephone expense which was up almost $0.3 million, postage expense rose $0.2 million due primarily to the first quarter 1998 mailing of notices related to the previously discussed deposit service fee increases.

The increase in goodwill amortization of $0.7 million (81%) to $1.6 million for the three months ended June 30, 1998, and $1.4 million (80%) to $3.1 million for the six months ended June 30, 1998, resulted from the KeyBank branch acquisition in November 1997 and three branches acquired from First Union National Bank, two in January 1998 and a third in May 1998.

Capital securities expense for the three and six months ended June 30, 1998, totaled $1.2 million and $2.3 million, respectively. The expense is attributable to the corporation-obligated mandatorily redeemable capital securities of subsidiary trust issued on June 6, 1997.

Other noninterest expense of $3.0 million for the second quarter and $6.1 million for the first half of 1998 increased $0.3 million (9%) and $0.9 million (16%), respectively, over comparable periods for the previous year. Expenses related to foreclosed real estate ("ORE") were up $0.1 million for the current quarter and $0.3 million year-to-date; these results were directly attributable to the December 1996 loan sale which temporarily lowered 1997 ORE costs. The balance of the increases in other expense was generally related to the operation of ALBANK Commercial.

Income Tax Expense

Income tax expense for the second quarter of 1998 was $5.3 million, a decrease of $0.2 million (4%) from the second quarter of 1997. Income tax expense for the first six months of 1998 was $11.2 million compared with $10.9 million for the same period last year, an increase of $0.3 million (3%). The second quarter overall effective income tax rate of 34.1% compares with 36.9% for the same quarter last year while the overall effective tax rates for the first six months of 1998 and 1997 were 35.8% and 36.7%, respectively. Income generated by bank-owned life insurance policies exempt from both Federal and State income taxes, second quarter additions to the portfolio of projects yielding Federal income tax credits, and residual tax benefits recognized from the December 1997 liquidation of an ALBANK, FSB subsidiary were the primary reasons for the reduction in the overall effective income tax rates compared with the previous year.


Part II		OTHER INFORMATION

Item 1.		Legal Proceedings

       		The Company is not engaged in any legal proceedings of a material nature at the present time.

Item 2.		Changes in Securities

       		None.

Item 3.		Defaults upon Senior Securities

       		None.

Item 4.		Submission of Matters to a Vote of Security Holders

       		The annual meeting of the shareholders of the Holding Company was held
         on May 19, 1998.	Proxies were solicited with respect to such meeting
         under Regulation 14A of the Securities and	Exchange Act of 1934
         pursuant to Proxy materials dated April 3, 1998.

    	(a)	The election of three directors for a term of three years each. There
         were no votes in opposition	to any of the nominations.

                                             				Number of  		Number of
					                                           	Affirmative		Withheld
					                                           	Votes       	Votes

       		Herbert G. Chorbajian	                 	10,971,096	 	48,097
		       William J. Barr			                      10,966,965	 	52,228
       		Francis L. McKone	                     	10,964,054	 	55,139

       		The term of office as a director of the following individuals continued
         after the May 19, 1998,	meeting:

      			Karen R. Hitchcock.
			      John E. Maloy, Sr.
			      John J. Nigro
			      Susan J. Stabile, Esq.
			      Anthony P. Tartaglia, M.D.

    	(b)	The ratification of KPMG Peat Marwick LLP as independent auditors of
         the Company for the	fiscal year ending December 31, 1998.

                           Number of	   	Number of		  Number of
			                        Affirmative 		Negative		   Abstain
				                       Votes			      Votes			     Votes

                       				10,916,439		  28,822			    73,932

Item 5.		Other Information

       		None.



Item 6.		Exhibits and Reports on Form 8-K

 	(a) 	Exhibits

   		The following exhibits are filed as part of this report:

    	Regulation S-K Exhibit
    	Reference Number

  		 2.1	  Agreement and Plan of Merger, Dated as of June 15, 1998, by and
           between ALBANK	Financial Corporation, Charter One Financial, Inc.,
           and Charter Michigan Bancorp, Inc. (incorporated herein be reference
           to Exhibit 2.1 of ALBANK's Current Report on Form	8-K, filed on June
           30, 1998, SEC File No. 0-19843).

   	 2.2	  Stock Option Agreement, dated as of June 15, 1998, between Charter
           One Financial	Corporation and ALBANK Financial Corporation
           (incorporated herein be reference to	Exhibit 2.2 of ALBANK's Current
           Report on Form 8-K, filed on June 30, 1998, SEC	File No. 0-19843).

  		 2.3  	Supplemental Letter Agreement dated June 15, 1998 among ALBANK
           Financial	Corporation, Charter One Financial, Inc. and Charter
           Michigan Bancorp, Inc.	(incorporated herein be reference to Exhibit
           2.3 of ALBANK's Current Report on Form 8-K, filed on June 30, 1998,
           SEC File No. 0-19843).

    	ALBANK Financial Corporation agrees to provide a copy of all omitted
     schedules to any such	agreement to the Commission upon request.

    	11.1	 Statement regarding Computation of Per Share Earnings

 (b)	Reports on Form 8-K

   		Current Report dated June 30, 1998, indicating that ALBANK Financial
     Corporation and Charter One Financial, Inc. had entered into an agreement
     under the terms of which ALBANK would be	merged into a wholly owned
     subsidiary of Charter One.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                    							ALBANK Financial Corporation
		  		              			                             (Registrant)




DATE:	  August 12, 1998      			BY:	 /s/ Herbert G. Chorbajian
                                					Herbert G. Chorbajian
                                					Chairman of the Board,
                                					President and Chief Executive Officer
                                					(Duly Authorized Officer)


DATE:	  August 12, 1998		      		BY:	 /s/  Richard J. Heller
                                					Richard J. Heller
                                					Executive Vice President and
                              							Chief Financial Officer
                                					(Principal Financial Officer)







ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Form 10-Q

Statement Regarding Computation of Per Share Earnings



 Exhibit 11.1

See Footnote 5 of the Consolidated Unaudited Interim Financial Statements for tables which reconcile basic and diluted earnings per share calculations.