Form 10-Q
period 1998-09-30
ALBANK FINANCIAL CORP
filed 1998-11-12
CIK 882293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended September 30, 1998            Commission File No. 0-19843


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   						                  	Number of shares outstanding
Class of Common Stock				                      as of October 30, 1998

Common Stock, Par $.01			                             13,440,134

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Form 10-Q

INDEX


Part I		FINANCIAL INFORMATION

Item 1.		Financial Statements			                      				            Page

		Consolidated Statements of Earnings for the Three
		     Months Ended September 30, 1998 and 1997 (Unaudited)	 		          3

		Consolidated Statements of Earning for the Nine Months
		     Ended September 30, 1998 and 1997 (Unaudited)                     4

		Consolidated Statements of Financial Condition as
		     of September 30, 1998 (Unaudited) and December 31, 1997			        5

		Consolidated Statements of Changes in Stockholders' Equity for
		     the Nine Months Ended September 30, 1998 and 1997 (Unaudited)		   6

		Consolidated Statements of Cash Flows for the Nine Months
		     Ended September 30, 1998 and 1997 (Unaudited)				                 7

		Notes to Unaudited Consolidated Interim Financial Statements			        8

Item 2.		Management's Discussion and Analysis
		     of Financial Condition and Results of Operations				             10

Part II		OTHER INFORMATION

Item 1.		Legal Proceedings								                                      21

Item 2.		Changes in Securities								                                  21

Item 3.		Defaults upon Senior Securities							                         21

Item 4.		Submission of Matters to a Vote of Security Holders				        21

Item 5.		Other Information								                                      21

Item 6.		Exhibits and Reports on Form 8-K						                         21

Signatures											                                                   22

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
                                                         	Three Months Ended
                                                              September 30,
                                                             1998		    1997
	                                                            (Unaudited)
Interest income:
    Mortgage loans 	                                      $ 45,083  	  43,874
    Other loans                                            	12,409		   11,134
    Securities available for sale	                          11,359		   10,617
    Investment securities	                                   1,491		    1,541
    Federal funds sold	                                        168		       23
    Securities purchased under agreement to resell          	1,865	       	--
    Federal Home Loan Bank Stock                       	       482		      333
Total interest income                                     	 72,857		   67,522

Interest expense:
    Deposits and escrow accounts	                           35,800	   	30,880
    Short-term borrowed funds and repurchase agreements       	597		    1,844
    Long-term debt                                            	333		      281
Total interest expense                                     	36,730		   33,005

Net interest income	                                        36,127	   	34,517
Provision for loan losses	                                   1,800		    1,800
Net interest income after provision for loan losses	        34,327		   32,717

Noninterest income:
    Service charges on deposit accounts	                     2,990    		1,661
    Net security transactions                                  	--		       19
    Brokerage and insurance commissions	                       547		      557
    Other	                                                   2,040		    1,052
Total noninterest income	                                    5,577		    3,289

Noninterest expense:
    Compensation and employee benefits	                     10,503		   10,145
    Occupancy, net 	                                         2,707		    2,476
    Furniture, fixtures and equipment	                       1,907		    1,664
    Federal deposit insurance premiums	                        346		      345
    Professional, legal and other fees                        	844		      672
    Telephone, postage and printing	                         1,256	    	1,085
    Goodwill amortization                                   	1,582		      872
    Capital securities expense	                              1,171		    1,170
    Other	                                                   3,122		    2,693
Total noninterest expense	                                  23,438		   21,122

Income before income taxes	                                 16,466   		14,884
Income tax expense	                                          5,625		    5,506
Net income	                                               $ 10,841   	 	9,378

Basic earnings per share	                                 $   0.81     		0.73
Diluted earnings per share	                                   0.78		     0.68

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
(In thousands, except per share data)
                                                          	Nine Months Ended
                                                              September 30,
	                                                              1998   		1997
	                                                             (Unaudited)
Interest income:
    Mortgage loans 	                                      $ 135,804 		127,987
    Other loans	                                             36,678	  	33,214
    Securities available for sale	                           33,854		  30,130
    Investment securities	                                    4,621 		  5,234
    Federal funds sold                                         	783		      37
    Securities purchased under agreement to resell	           4,870 		      6
    Federal Home Loan Bank Stock	                             1,411		     962
Total interest income	                                      218,021		 197,570

Interest expense:
    Deposits and escrow accounts	                           106,562		  91,907
    Short-term borrowed funds and repurchase agreements	      1,265		   3,803
    Long-term debt                                             	640		     857
Total interest expense	                                     108,467		  96,567

Net interest income	                                        109,554	 	101,003
Provision for loan losses	                                    5,400		   5,400
Net interest income after provision for loan losses	        104,154		  95,603

Noninterest income:
    Service charges on deposit accounts	                      8,517		   4,778
    Net security transactions	                                   93		     274
    Brokerage and insurance commissions	                      1,811 		  1,622
    Other	                                                    5,590		   3,381
Total noninterest income	                                    16,011		  10,055

Noninterest expense:
    Compensation and employee benefits                      	33,567  		30,003
    Occupancy, net 	                                          8,119	   	7,467
    Furniture, fixtures and equipment	                        5,595		   4,838
    Federal deposit insurance premiums	                       1,058		   1,056
    Professional, legal and other fees                       	2,493		   2,391
    Telephone, postage and printing	                          4,081		   3,310
    Goodwill amortization	                                    4,731		   2,619
    Capital securities expense                               	3,514		   1,495
    Other	                                                    9,245		   7,955
Total noninterest expense	                                   72,403		  61,134

Income before income taxes	                                  47,762  		44,524
Income tax expense	                                          16,839	  	16,388
Net income	                                               $  30,923  		28,136

Basic earnings per share	                                 $    2.37    		2.21
Diluted earnings per share	                                    2.23    		2.06

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(Dollars in thousands, except per share data)

                                                	     September 30,	December 31,
	                                                          1998       		1997
	                                                       (Unaudited)
              Assets
Cash and due from banks             	                    $   76,501   		 97,389
Federal funds sold	                                          28,000        		--
Securities purchased under agreement to resell	             125,000		    75,000
Total cash and cash equivalents	                            229,501		   172,389

Securities available for sale	                              698,992	  	 768,517
Investment securities  	                                     76,101 		   94,971

Loans receivable	                                         2,911,756	  2,856,049
Less: allowance for loan losses	                             30,475    		29,117
Loans receivable, net	                                    2,881,281  	2,826,932

Accrued interest receivable	                                 26,489		    27,837
Office premises and equipment, net                          	54,790		    57,435
Federal Home Loan Bank Stock	                                25,864		    21,408
Real estate owned	                                            5,643		     3,966
Goodwill	                                                    77,445		    80,281
Other assets	                                                80,746		    29,361
	                                                        $4,156,852		 4,083,097

               Liabilities
Deposits	                                                $3,525,928		 3,483,791
Escrow accounts                                              	8,558		    21,172
Accrued income taxes payable                                	 9,626		     8,289
Short-term borrowed funds and repurchase agreements	         29,276		    68,747
Long-term debt	                                              35,061		    20,061
Obligation under capital lease                               	4,459		     4,542
Other liabilities	                                          100,648		    66,882
Total liabilities	                                        3,713,556		 3,673,484

Corporation-obligated mandatorily redeemable
 capital securities of subsidiary trust  	                   50,000	    	50,000

               Stockholders' Equity
Preferred stock, $.01 par value. Authorized
 25,000,000 shares; none outstanding                         	   --		        --
Common stock, $.01 par value. Authorized
 50,000,000 shares; 15,697,500 shares issued;
 13,384,214 shares outstanding at September 30, 1998 and
 12,906,845 shares outstanding at December 31, 1997	            157		       157
Additional paid-in capital	                                 185,621		   182,704
Retained earnings, substantially restricted	                264,001		   248,402
Treasury stock, at cost (2,313,286 shares at September
 30, 1998 and 2,790,655 shares at December 31, 1997)      	 (62,473)	 	 (73,200)
Accumulated other comprehensive income	                      10,652		     6,578
Common stock acquired by employee stock ownership plan
 ("ESOP") and bank recognition plan ("BRP")               	  (4,662)		   (5,028)
Total stockholders' equity 	                                393,296		   359,613
                                                       	 $4,156,852		 4,083,097

See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands) (Unaudited)


      		                                                    					                              Accumulated	     Common
      		                                                      		Additional			                        Other   	   Stock	       Total
	                                          Comprehensive	Common   	Paid-in	Retained	Treasury	Comprehensive	Acquired by	Stockholders'
                                   		             Income 	Stock	   Capital	Earnings	   Stock   	    Income	   ESOP&BRP	      Equity

Nine Months Ended September 30, 1997

Balance at December 31, 1996	                $      --		$   157    180,670	 214,283	 (71,235)	       1,781	    (6,531)	     319,125
Net income	                                     28,136	     	--  	      --	  28,136       -- 	          --	        -- 	      28,136
Purchase of treasury stock (154,468 shares)	       	--		     --	        --	      --	  (5,057)	          --	        --	       (5,057)
Exercise of stock options	                          --		     --	        --	    (528)	  2,394	           --	        --	        1,866
Tax benefits related to vested BRP stock
 and stock options exercised	                       --		     --	     1,658	      --      	--	           --	        --	        1,658
Adjustment of securities available for sale
  to market, net of tax	                         3,349	     	--	        --	      --	      --	        3,349	        --	        3,349
Cash dividends declared                            	--		     --        	--	  (6,163) 	    --	           --	        --	       (6,163)
Amortization of award of ESOP & BRP stock	          --		     --	        --	      --	      --     	      --	       598	          598
Balance at September 30, 1997	               $  31,485 	$   157   	182,328	 235,728 	(73,898)	       5,130	    (5,933) 	    343,512



Nine Months Ended September 30, 1998

Balance at December 31, 1997	              	 $      -- 	$   157  	 182,704	 248,402	 (73,200)	       6,578	    (5,028)	     359,613
Net income		                                    30,923	     	--	        --	  30,923 	     --	           --	        --	       30,923
Purchase of treasury stock (31,500 shares)		        --		     --	        --	      --	  (1,432)	          -- 	       --	       (1,432)
Transfer of unallocated BRP shares to
  treasury stock (73,022 shares)		                  --		     --	        --	      --	    (609) 	         -- 	       -- 	        (609)
Exercise of stock options		                         --		     --        	--   (7,434)  12,768 	          --	        --	        5,334
Tax benefits related to vested BRP stock
 and stock options exercised		                      --		     --	     2,917	      --	      --	           --   	     --	        2,917
Adjustment of securities available for sale
  to market, net of tax		                        4,074	     	--	        --	      --	      --	        4,074 	       --  	      4,074
Cash dividends declared 	                          	--		     --	        --	  (7,890)	     --	           --	        -- 	      (7,890)
Amortization of award of ESOP & BRP stock		         --		     --        	--	      --	      --   	        --	       366   	       366
Balance at September 30, 1998	               $  34,997		$   157   	185,621	 264,001	 (62,473) 	     10,652 	   (4,662)	     393,296



See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
                                                           	Nine Months Ended
 	                                                            September 30,
                   	                                          1998		    1997
Increase (decrease) in Cash and Cash Equivalents

Cash flows from operating activities

Net income 	                                             $  30,923	   	28,136
Reconciliation of net income to net cash provided
 by operating activities:
    Depreciation and lease amortization                     	5,917    		4,857
    Goodwill amortization	                                   4,731		    2,619
    Amortization of capitalized costs related to
     the issuance of capital securities	                        38		       14
    Net amortization of premiums and accretion of
     discounts on securities	                                  756		      703
    Amortization of award of ESOP and BRP stock               	366		    1,185
    Net gain on security transactions	                         (93)		    (274)
    Net gain on sale of real estate owned	                    (320)		    (229)
    Origination of loans receivable for sale	               (2,777)		  (5,405)
    Proceeds from sale of loans receivable                  	2,631		   10,239
    Provision for loan losses                               	5,400		    5,400
    Writedown of real estate owned	                            261		      219
    Net increase in accrued income taxes payable	            4,254		   10,664
    Net increase in other assets	                          (52,115)		  (2,062)
    Net increase in other cash flows	                       32,819		   25,995
Net cash provided by operating activities	                  32,791		   82,061

Cash flows from investing activities

Net cash provided by acquisition activity	                  27,423		       --
Proceeds from the sale of
 securities available for sale                                  --     10,519
Proceeds from the maturity or call of
 securities available for sale	                            242,234		  163,563
Proceeds from the maturity or call of
 investment securities	                                     43,919		   55,377
Proceeds from the partial recovery of
 Nationar investment	                                           93		      252
Purchase of securities available for sale	                (166,816)  (273,762)
Purchase of investment securities                         	(24,958)		 (20,369)
Purchase of loans receivable                              (140,616)  (211,728)
Net decrease in loans receivable                           	76,025		   50,271
Purchase of Federal Home Loan Bank stock                   	(4,456)		  (4,495)
Proceeds from the sale of real estate owned	                 4,132		    4,120
Capital expenditures	                                       (2,991)		  (5,918)
Net cash provided (used) by investing activities	           53,989		 (232,170)

Cash flows from financing activities

Net increase (decrease) in deposits                        	11,895		  (44,503)
Net increase (decrease) in escrow accounts	                (12,614)		 (19,485)
Net increase (decrease) in short-term borrowed
 funds and repurchase agreements	                          (39,471)	  176,147
Proceeds (Repayment) of long-term debt	                     15,000		  (10,000)
Proceeds from capital securities	                               --		   50,000
Purchase of treasury stock                                 	(2,041)		  (5,057)
Dividends paid	                                             (7,404)		  (8,117)
Cash proceeds from the exercise of stock options	            4,967		    1,866
Net cash provided (used) by financing activities	          (29,668)		 140,851

Net increase (decrease) in cash and cash equivalents 	      57,112		   (9,258)
Cash and cash equivalents at beginning of period	          172,389		   68,883
Cash and cash equivalents at end of period	              $ 229,501		   59,625

Supplemental disclosures of cash flow information

Cash paid during the period:
    Interest on deposits, escrows, short-term borrowed
     funds, repurchase agreements and long-term debt	    $ 108,237		   96,882
    Income taxes	                                           13,967 	    6,549

Supplemental schedule of noncash investing and
 financing activities:
      Net reduction in loans resulting from transfers
       to real estate owned	                                 5,750		    3,235
      Net unrealized gain on securities available
       for sale	                                             6,740		    5,312
      Tax benefits related to vested BRP stock and
       stock options exercised	                              2,917		    1,658
      Acquisition activity:
         Fair value of noncash assets acquired              	2,868		       --
         Fair value of liabilities assumed	                 30,291	       	--

 See accompanying Notes to Unaudited Consolidated Interim Financial Statements.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Interim Financial Statements

NOTE 1.  Presentation of Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the financial statements and the related management's discussion and analysis of financial condition and results of operations filed with the 1997 Form 10-K of ALBANK Financial Corporation and Subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.

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

NOTE 3.  Pending Merger

On June 15, 1998, ALBANK Financial Corporation, a Delaware corporation ("AFC") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Charter One Financial, Inc., a Delaware corporation ("Charter One"), and Charter Michigan Bancorp, Inc., a Delaware corporation ("Charter Michigan"). The Merger Agreement provides for the merger of AFC with and into Charter Michigan (the "Merger"). When the Merger is completed, each outstanding share of common stock of AFC will be converted into 2.268 shares of common stock of Charter One. The merger has received all of the required regulatory approvals. Shareholder meetings of both AFC and Charter One are scheduled for November 13, 1998 to vote on the merger. Assuming that shareholders of both companies approve the transaction, a closing is expected as of November 30, 1998.

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

NOTE 5.  Earnings Per share

The following tables reconcile basic and diluted earnings per share calculations:

                                                       			Weighted-
	                                                    Net  		Average 	Per Share
(Dollars in thousands, except per share data)	    Income 	 	 Shares	    Amount
For the Three Months Ended September 30, 1998

Basic earnings per share	                       $ 10,841  13,304,398 		$   .81

Dilutive effect of stock options and grants			               649,588

Diluted earnings per share	                     $ 10,841  13,953,986		 $   .78

For the Three Months Ended September 30, 1997

Basic earnings per share	                       $  9,378  12,768,030		 $   .73

Dilutive effect of stock options and grants			               931,416

Diluted earnings per share	                     $  9,378  13,699,446	 	$   .68





                                                        		Weighted-
                                                    	Net  		Average	 Per Share
(Dollars in thousands, except per share data)   	 Income		   Shares   		Amount

For the Nine Months Ended September 30, 1998

Basic earnings per share	                       $ 30,923 	13,029,295 	 $  2.37

Dilutive effect of stock options and grants			               842,047

Diluted earnings per share	                     $ 30,923	 13,871,342	 	$  2.23

For the Nine Months Ended September 30, 1997

Basic earnings per share	                       $ 28,136 	12,724,491 		$  2.21

Dilutive effect of stock options and grants			               954,568

Diluted earnings per share	                     $ 28,136		13,679,059 		$  2.06


ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis
of Financial Condition and Results of Operations

General

ALBANK Financial Corporation ("ALBANK", the "Company", the "Holding Company") was formed as a savings and loan holding company under Delaware Law. On October 10, 1997, the Company became a bank holding company as a result of the formation of ALBANK Commercial, a newly chartered New York commercial bank, that was established in anticipation of the November 1997 acquisition of 35 KeyBank commercial bank branch offices. The information and unaudited consolidated interim financial statements in this report include the accounts of ALBANK Financial Corporation; its wholly owned subsidiaries, ALBANK, FSB and ALBANK Commercial, along with their related subsidiaries; and its wholly owned business trust subsidiary, ALBANK Capital Trust 1. The Company conducts its operations through a branch network of 109 offices in upstate New York, western Massachusetts and Vermont.

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

ALBANK is a legal entity separate and distinct from ALBANK, FSB and ALBANK Commercial. The principal sources of the Company's revenues are dividends and interest derived from its investments and dividends the Company receives from ALBANK, FSB.

As a bank holding company, ALBANK is subject to the regulation and supervision of the Federal Reserve Board under the Bank Holding Company Act of 1956 and must file reports with the Federal Reserve Board. Prior to its registration as a bank holding company in late 1997, ALBANK, as a savings and loan holding company, was subject to the regulation of the Office of Thrift Supervision ("OTS") under the Savings and Loan Holding Company Act. As a bank holding company, ALBANK is no longer subject to holding company regulation by the OTS. ALBANK, FSB, as a federally chartered savings bank, is subject to comprehensive regulation, examination and supervision by the OTS as its primary federal regulator and by the FDIC as the administrator of the deposit insurance funds. ALBANK, FSB's deposit accounts are insured by the FDIC, principally through the Savings Association Insurance Fund. As a New York chartered commercial bank, ALBANK Commercial is subject to comprehensive regulation, examination and supervision by the New York Superintendent of Banks and the New York State Banking Department under the New York Banking Law. As a state-chartered bank that is not a member of the Federal Reserve System, ALBANK Commercial's primary federal regulator is the FDIC. ALBANK Commercial's deposit accounts are insured by the FDIC through the Bank Insurance Fund. ALBANK, FSB must file reports with the OTS and the FDIC and ALBANK Commercial must file reports with the New York Superintendent of Banks and with the FDIC concerning their activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions. ALBANK, FSB and ALBANK Commercial are members of the Federal Home Loan Bank of New York (the "FHLBNY"). Both institutions are also subject to certain limited regulation by the Federal Reserve Board.

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

ALBANK, FSB is required to maintain minimum levels of liquid assets as promulgated by its primary regulator, the OTS. This requirement, which may vary at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio of liquid assets to deposits and short-term borrowings is currently 4%. ALBANK, FSB's liquidity ratio at September 30, 1998, was 21.51%.

The Company's most liquid assets are cash and cash equivalents and highly liquid short-term investments. The levels of these assets are dependent on the Company's operating, financing and investing activities during any given period. Cash and cash equivalents at September 30, 1998, were $229.5 million, an increase of $57.1 million (33%) from $172.4 million at December 31, 1997.

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

As of September 30, 1998, ALBANK's leverage ratio, Tier 1 risk-based ratio and total risk-based ratio were 8.71%, 13.41% and 14.56%, respectively. ALBANK Commercial's leverage ratio, Tier 1 risk-based ratio and total risk-based ratio were 5.99%, 13.32% and 13.93%, respectively. ALBANK FSB's tangible capital ratio, core ("leverage") ratio, Tier 1 risk-based ratio and total risk-based ratio were 7.19%, 7.19%, 11.34% and 12.58%, respectively.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulatory authorities concerning capital components, risk weightings and other factors. Management believes that ALBANK, ALBANK Commercial and ALBANK, FSB met all pertinent regulatory capital adequacy requirements at September 30, 1998.

Financial Condition

On September 30, 1998, total assets equaled $4.157 billion, an increase of $73.8 million (2%) from year-end 1997. Securities available for sale decreased $69.5 million (9%) and totaled $699.0 million at September 30, 1998, as proceeds from maturities, payments and calls of $236.3 million exceeded purchases of $166.8 million. On September 30, 1998, loans receivable totaled $2.912 billion, $55.7 million (2%) more than at December 31, 1997, as originations of $480.6 million exceeded loan satisfactions along with normal loan principal repayments and transfers to other real estate. Other assets at September 30, 1998, reflect the purchase of $50 million of single-premium bank owned life insurance, whereby the Company is the beneficiary of life insurance on certain of its officers and employees. Cash and due from banks dropped $20.9 million (21%) while federal funds sold and securities purchased under agreement to resell advanced $28.0 million (from zero at year-end 1997) and $50.0 million (67%), respectively, compared with the year-end balances.

Total liabilities increased $40.1 million (1%) from December 31, 1997, and totaled $3.714 billion at September 30, 1998. Total deposits of $3.526 billion increased $42.1 million (1%) from year-end 1997. Increases in money market accounts of $93.4 million (26%) and certificate accounts of $18.9 million (1%) outpaced declines in savings accounts of $62.7 million (8%), and other deposit accounts of $7.5 million (2%). The majority of the increase in money market and certificate accounts resulted from municipal deposits obtained since December 31, 1997. Escrow accounts of $8.6 million decreased $12.6 million (60%) primarily as a result of September property tax payment activity. Short-term borrowed funds and repurchase agreements declined $39.5 million (57%) primarily due to repayment of short-term advances from the FHLBNY. Long-term debt rose $15 million as the net result of third quarter advances of long-term debt from the FHLBNY of $25 million as reduced by first quarter repayments of $10 million. Other liabilities were up $33.8 million (50%) to $100.6 million largely due to increases in outstanding checks, including escrow disbursement checks.

Stockholders' equity of $393.3 million increased $33.7 million (9%) from $359.6 million at year-end 1997. Increases due to net income of $30.9 million, an increase of $4.1 million in accumulated other comprehensive income (representing net appreciation in the securities available for sale portfolio), tax benefits related primarily to stock option exercises of $2.9 million and net stock option activity of $5.3 million were partially offset by declines due to treasury stock activity of $2.0 million and dividends declared of $7.9 million.

The increase in book value per common share to $29.39 at September 30, 1998, from $27.86 at December 31, 1997, was primarily the result of the $33.7 million (9%) increase in stockholders' equity to $393.3 million at September 30, 1998. At September 30, 1998 the Holding Company held 2,313,286 shares of its common stock as treasury stock compared with 2,790,655 at year-end 1997. During 1998 the Company acquired 104,522 shares and issued 581,891 shares to fulfill stock option exercises. At September 30, 1998, the Company's ratio of equity to assets was 9.46% compared with 8.81% at December 31, 1997.

Nonperforming assets declined $3.4 million (9%) to total $32.4 million at September 30, 1998, compared with $35.8 million at December 31, 1997. Real estate owned increased $1.7 million (42%) to equal $5.6 million, while nonperforming loans dropped $5.1 million (16%) to $26.8 million at September 30, 1998. The decline in nonperforming loans reflects a slight $0.2 million (3%) increase in accruing loans 90 or more days delinquent which was more than offset by a $5.3 million (22%) reduction in nonaccrual loans. The ratio of nonperforming assets to total assets was 0.78% at September 30, 1998 and 0.88% at December 31, 1997. The ratio of nonperforming loans to loans receivable was 0.92% at September 30, 1998, compared with 1.11% at December 31, 1997.

Comparisons of Operating Results for the Three and Nine Months Ended September 30, 1998 and 1997

The analyses of net interest income that are shown in the following tables are an integral part of the discussion of the results of operations for three and nine months ended September 30, 1998, compared with the corresponding period of the prior year.


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


ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Rate/Volume Analysis
(In thousands) (Unaudited)
	                                        Three Months Ended September 30, 1998
                                                      	compared with
                                        	Three Months Ended September 30, 1997
 	                                                  Increase (Decrease)

                                                      	  	 Due to
                                           	Volume	          Rate	       	Net
Interest Income
Mortgage loans, net (1)	                 $   3,300     		  (2,091)	    	1,209
Other loans, net (1)	                        1,614	         	(339)    		1,275
Securities available for sale                 	708	          	 34 	      	742
Investment securities	                         (95)          		45       		(50)
Federal funds sold 	                           145		           --       		145
Securities purchased under
 agreement to resell 	                       1,865		           -- 	     1,865
Federal Home Loan Bank Stock	                   76		           73		       149
Total 	                                      7,613         	2,278     		5,335

Interest Expense
Deposits:
  Savings accounts(2)               	         (197)		        (525)	     	(722)
  Transaction accounts (3) 	                 1,525          		497     		2,022
  Certificate accounts	                      3,730		         (110)	    	3,620
Short-term borrowed funds and
 repurchase agreements	                     (1,065)	        	(182)   		(1,247)
Long-term debt	                                 57	           	(5)       		52
Total                                       	4,050	         	(325)    		3,725

Change in net interest income	           $   3,563	        (1,953)    		1,610


	(1) Net of unearned discounts, premiums and related deferred loan fees and costs, where applicable.
	(2) Includes passbook, statement and interest-bearing escrow accounts.
	(3) Includes NOW, Super NOW, money market and interest-bearing demand deposit accounts.

ALBANK FINANCIAL CORPORATION AND SUBSIDIARIES
Rate/Volume Analysis
(In thousands) (Unaudited)
                                         	Nine Months Ended September 30, 1998
                                                    	compared with
                                         	Nine Months Ended September 30, 1997
                                                	Increase (Decrease)

                                                    	 	 Due to
	                                          Volume	       	Rate         		 Net
Interest Income
Mortgage loans, net (1)	                 $  12,601    		(4,784)	       	7,817
Other loans, net (1)	                        3,661      		(197)       		3,464
Securities available for sale	               3,520	       	204	        	3,724
Investment securities	                        (855)      		242         		(613)
Federal funds sold                            	746	        	-- 	         	746
Securities purchased under
 agreement to resell 	                       4,864        		--        		4,864
Federal Home Loan Bank Stock	                  238       		211          		449
Total                                      	24,775	    	(4,324)      		20,451

Interest Expense
Deposits:
  Savings accounts (2)	                       (411) 		  (1,531)      		(1,942)
  Transaction accounts (3) 	                 3,599	       	251	        	3,850
  Certificate accounts	                     12,009       		738       		12,747
Short-term borrowed funds and
 repurchase agreements                     	(2,139)     		(399)	      	(2,538)
Long-term debt                               	(215)       		(2)        		(217)
Total 	                                     12,843	      	(943)      		11,900

Change in net interest income	           $  11,932 		   (3,381)        	8,551




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

                                               	Three Months Ended September 30,
                                                   	1998                     	1997

                                              			          Average			            	      Average
                              	          Average	        	  Yield/		   Average		         Yield/
                              	          Balance	Interest    	Cost	  	 Balance	Interest	   Cost

                                           	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1) 	        $ 2,347,840  	45,083	   7.68%	$ 2,179,034	  43,874	  8.05%
    Other loans, net (1)	                549,148	  12,409   	8.91		    478,056	  11,134	  9.26
    Securities available for sale	       719,077  	11,359   	6.32		    674,267	  10,617	  6.30
    Investment securities	                87,232   	1,491	   6.84		     92,848	   1,541	  6.64
    Federal funds sold	                   12,267	     168	   5.44		      1,692	      23	  5.31
    Securities purchased under
     agreement to resell	                125,000	   1,865   	5.84		         --	      --	    --
    Federal Home Loan Bank Stock	         25,864	     482	   7.38		     21,408	     333	  6.23
Total interest-earning assets	         3,866,428	  72,857	   7.51  		3,447,305	  67,522	  7.82
Noninterest-earning assets	              287,452		           	  	      180,531
Total assets	                        $ 4,153,880  				             $ 3,627,836

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
        Savings accounts (2)	        $   793,675   	5,211   	2.61%	$   821,692	   5,933	  2.87%
        Transaction accounts (3)	        713,435	   5,140	   2.86		    494,967	   3,118	  2.50
        Certificate accounts	          1,853,415	  25,449   	5.45		  1,581,869	  21,829	  5.47
    Short-term borrowed funds and
      repurchase agreements 	             46,860	     597	   4.99		    128,990	   1,844	  5.61
    Long-term debt	                       24,191	     333	   5.46		     20,061	     281	  5.56
Total interest-bearing liabilities	    3,431,576	  36,730	   4.25		  3,047,579	  33,005	  4.29
Noninterest-bearing demand deposits	     198,374			                 	  108,557
Noninterest-bearing liabilities	          89,046				                    85,002
Total liabilities	                     3,718,996				                 3,241,138
Corporation-obligated mandatorily
 redeemable capital securities of
 subsidiary trust	                        50,000		                      50,000
Stockholders' equity	                    384,884				                   336,698
Total liabilities and
stockholders' equity	                $ 4,153,880  				             $ 3,627,836

Net interest income and
  net interest spread		                          $ 36,127	   3.26%	            $ 34,517	  3.53%

Net interest-earning assets and
  net interest margin	               $   434,852        		   3.74% $   399,726		          4.03%

Interest-earning assets to
  interest-bearing liabilities	           1.13 x				                    1.13 x

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


                                                        	Nine Months Ended September 30,
	                                                          1998	1997

		                                                        	Average				                   Average
                                        	Average	          	Yield/		   Average		          Yield/
                                        	Balance	 Interest   	Cost		   Balance	 Interest	   Cost

                                                	(Dollars in thousands) (Unaudited)
Assets
Interest-earning assets:
    Mortgage loans, net (1)	         $ 2,332,081	  135,804	  7.76%	$ 2,117,841	  127,987	  8.06%
    Other loans, net (1)	                534,802	   36,678	  9.53		    481,434	   33,214	  9.22
    Securities available for sale	       717,539	   33,854	  6.29		    642,921	   30,130	  6.25
    Investment securities	                89,003	    4,621	  6.92		    105,649  	  5,234	  6.61
    Federal funds sold	                   19,262	      783	  5.44		        907	       37	  5.32
    Securities purchased under
     agreement to resell	                109,615	    4,870	  5.86		        146	        6	  5.70
    Federal Home Loan Bank Stock	         25,080	    1,411	  7.52		     20,486	      962	  6.26
Total interest-earning assets	         3,827,382	  218,021	  7.59  		3,369,384	  197,570	  7.82
Noninterest-earning assets	              281,706		      		             181,301
Total assets                        	$ 4,109,088  	 			            $ 3,550,685

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
    Deposits:
        Savings accounts (2)	        $   806,793   	15,929	  2.64%	$   826,180 	  17,871 	 2.89%
        Transaction accounts (3)	        677,403	   13,713	  2.71		    499,314	    9,863	  2.64
        Certificate accounts	          1,872,511	   76,920	  5.49		  1,579,962	   64,173	  5.43
    Short-term borrowed funds and
      repurchase agreements 	             34,257	    1,265	  4.92		     91,027	    3,803	  5.54
    Long-term debt	                       15,592	      640	  5.49		     20,830	      857	  5.50
Total interest-bearing liabilities	    3,406,556 	 108,467	  4.26		  3,017,313	   96,567	  4.28
Noninterest-bearing demand deposits	     192,221	 	              		    103,785
Noninterest-bearing liabilities	          87,295		 		                   79,838
Total liabilities	                     3,686,072			 	                3,200,936
Corporation-obligated mandatorily
 redeemable capital securities of
 subsidiary trust	                        50,000			                     21,429
Stockholders' equity	                    373,016				                   328,320
Total liabilities and
 stockholders' equity	               $ 4,109,088  				             $ 3,550,685

Net interest income and
  net interest spread		                          $ 109,554  	3.33%     		      $ 101,003	  3.54%

Net interest-earning assets and
  net interest margin	               $   420,826        		   3.80% $   352,071 		          3.99%

Interest-earning assets to
  interest-bearing liabilities	           1.12 x				                    1.12 x

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

Net Income and Interest Analysis

Three Months Ended September 30, 1998 compared with 1997

Net income for the quarter ended September 30, 1998, was $10.8 million, an increase of $1.5 million (16%) from the comparable quarter last year. Basic and diluted earnings per share were $0.81 and $0.78, respectively, for the third quarter of 1998, up from $0.73 and $0.68 per share, respectively, a year ago. The 1998 results of operations include the impact of the November 1997 acquisition of 35 branch offices from KeyBank. Net interest income increased $1.6 million (5%) and totaled $36.1 million for the third quarter of 1998. Noninterest income increased $2.3 million (70%) to $5.6 million, while noninterest expense also increased $2.3 million (11%) totaling $23.4 million. Return on average equity and return on average assets for the third quarter of 1998 were 11.17% and 1.04%, respectively. For the comparable 1997 period, return on average equity was 11.05%, while return on average assets was 1.03%.

"Core net income" excludes income or expense amounts (net of income taxes) included in net income of a nonrecurring nature. For the third quarter of 1998 core net income of $10.8 million was unchanged from net income, as was 1997's core net income which totaled $9.4 million.

"Cash net income" is defined as core net income plus amortization of goodwill and costs associated with certain stock-related employee benefit plans. Cash net income for the quarter ended September 30, 1998, was $12.7 million or $0.91 per share on a diluted basis. Cash net income for the quarter ended September 30, 1997, was $10.6 million or $0.77 per share on a diluted basis. Cash return on average tangible equity for the third quarter of 1998 was 16.49% compared with 14.20% for the same period last year; cash return on average assets was 1.22% versus 1.16% for the third quarter of 1997.

Interest income for the three months ended September 30, 1998, totaled $72.9 million, an increase of $5.3 million (8%) from 1997's third quarter which was the net result of a $419.1 million (12%) rise in average interest-earning assets to $3.866 billion and a 31 basis point (4%) decrease in the average rate earned to 7.51%. A significant portion of the above mentioned increase in average earning assets resulted from growth in the mortgage loan portfolio. Interest income on mortgage loans increased $1.2 million (3%) to $45.1 million as a 37 basis point (5%) decline in the average rate earned was more than offset by a $168.8 million (8%) rise in the average balance. The average balance increased as a result of strong loan origination activity since the third quarter of 1997. Interest income on other loans was $12.4 million, an increase of $1.3 million (11%), as the average rate earned declined by 35 basis points while the average balance invested rose $71.1 million (15%) primarily due to loans acquired from KeyBank. Interest income on securities available for sale increased $0.7 million (7%) and totaled $11.4 million for the current quarter. The increase was the result of a rise in the average amount invested of $44.8 million (7%) and a 2 basis point increase in the average rate earned. Interest income on investment securities of $1.5 million was $0.1 million (3%) lower than the comparable 1997 period as a decrease in the average balance invested of $5.6 million combined with an increase in the average rate earned of 20 basis points (3%). Interest income on federal funds sold rose $0.1 million as balances averaged $12.3 million during 1998's third quarter compared with $1.7 million during the third quarter of 1997, and the average yield earned climbed 13 basis points (2%). An increase in interest income on securities purchased under agreement to resell of $1.9 million was the product of $125.0 million on average invested during the third quarter of 1998 at an average yield of 5.84%. The above increases in the average balance of federal funds sold and securities purchased under agreement to resell were the direct result of funds received in the November 1997 KeyBank branch acquisition. Interest income on Federal Home Loan Bank Stock rose $0.1 million (44%) to $0.5 million as a $4.5 million (21%) increase in average balance combined with a 115 basis point (18%) rise in the average rate earned.

Interest expense for the quarter ended September 30, 1998, amounted to $36.7 million, $3.7 million (11%) more than the corresponding quarter of last year as the net result of a $384.0 million (13%) increase in average interest-bearing liabilities to $3.432 billion and a 4 basis point drop in the average rate paid to 4.25%. At the date of acquisition, interest-bearing liabilities acquired in the KeyBank branch acquisition totaled approximately $469 million, while noninterest-bearing liabilities acquired were approximately $71 million. Declines in savings account average balances of $28.0 million (3%) and in the average rate paid of 26 basis points (9%) resulted in a decrease of $0.7 million (12%) in interest expense compared with the third quarter of 1997. Interest-bearing transaction account average balances grew $218.5 million (44%) while rates paid increased by 36 basis points (14%) resulting in an increase in related interest expense of $2.0 million (65%) to $5.1 million. Interest expense on certificate accounts increased $3.6 million (17%) to $25.4 million primarily as a result of a $271.5 million (17%) increase in average balances. Interest expense on short-term borrowings declined $1.2 million (68%) as an $82.1 million (64%) decrease in average balances to $46.9 million combined with a 62 basis point (11%) decline in the average rate paid. The decline in average rate paid occurred as over 60% of the average short-term borrowings for the third quarter of 1998 were in comparatively lower rate retail repurchase agreements compared with 4% in 1997's comparable quarter. Interest expense on long-term debt was $0.3 million for both quarters as a net result of a $4.1 million (21%) rise in the average balance and a 10 basis point (2%) drop in the average rate paid.

Net interest income for the three months ended September 30, 1998, totaled $36.1 million, $1.6 million (5%) greater than the $34.5 million reported for the comparable quarter a year ago. The net interest spread of 3.26% was 27 basis points (8%) lower than the results recorded in the comparable quarter a year ago as the rate earned on interest-earning assets decreased by 31 basis points (4%), while the rate paid on interest-bearing liabilities declined by only 4 basis points (1%). The net interest margin for the third quarter of 1998 totaled 3.74%, 29 basis points (7%) lower than that reported for the third quarter of 1997.

Nine Months Ended September 30, 1998 compared with 1997

Net income of $30.9 million for first nine months of 1998 represented an increase of $2.8 million (10%) from the comparable 1997 period. Basic and diluted earnings per share were $2.37 and $2.23, respectively for the nine months ended September 30, 1998, up 7% and 8%, respectively from $2.21 and $2.06 per share amounts reported in 1997. The 1998 results of operations include the impact of the November 1997 acquisition of 35 branch offices from KeyBank. Net interest income increased $8.6 million (8%) and totaled $109.6 million for the first nine months of 1998. Noninterest income of $16.0 million increased $6.0 million (59%) from 1997 levels. Noninterest expense rose $11.3 million (18%) and totaled $72.4 million for the first nine months of 1998. Return on average equity and return on average assets for the first nine months of 1998 were 11.08% and 1.01% compared with 11.46% and 1.06% in 1997.

Core net income for the first nine months of 1998 and 1997 excludes, respectively, a $0.1 million and a $0.2 million after-tax, partial recovery of the 1995 Nationar write-off. For the first nine months of 1998, core net income was $30.9 million or $2.23 per share on a diluted basis, compared with $28.1 million or $2.05 per share in 1997.

Cash net income for the nine months ended September 30, 1998, was $36.5 million compared with $31.8 million for 1997. Diluted earnings per share based on cash net income were $2.63 for the first nine months of 1998 compared with $2.32 for 1997. Cash return on average tangible equity was 16.65% compared with 14.85% for the same period last year; cash return on average assets was 1.19% versus 1.20% in 1997.

Interest income for the first nine months of 1998 equaled $218.0 million, $20.5 million (10%) higher than the corresponding period of 1997. The increase was the net result of a rise in average interest-earning assets of $458.0 million (14%) to $3.827 billion and a reduction in the average rate earned of 23 basis points (3%) to 7.59%. The aforementioned increase in average earning assets resulted primarily from growth in the mortgage loan portfolio. Interest income on mortgage loans increased $7.8 million (6%) and totaled $135.8 million as a $214.2 million (10%) increase in average amount invested was partially reduced by a 30 basis point (4%) decline in the average rate earned. The average balance increased as a result of strong loan origination activity since the third quarter of 1997. A rise in the average balance of other loans of $53.4 million (11%), due primarily to loans acquired from KeyBank, resulted in an increase in interest income of $3.5 million (10%). Interest income on securities available for sale increased $3.7 million (12%) as a result of the higher average amount invested and average rate earned of $74.6 million (12%) and 4 basis points (1%), respectively. Interest income on investment securities dropped $0.6 million (12%) as a decline in the average amount invested of $16.6 million (12%) was partially offset by an increase in the average rate earned of 31 basis points (5%). Interest income on federal funds sold of $0.8 million reflected an average investment of $19.3 million and an average rate earned of 5.44%; balances invested in 1997 were insignificant. An increase in interest income on securities purchased under agreement to resell of $4.9 million was the product of $109.6 million on average invested during the nine months ended September 30, 1998, at an average yield of 5.86%, compared with only a nominal amount so invested in the 1997 period. The above increases in the average balance of federal funds sold and securities under agreement to resell were the direct result of funds received in the November 1997 KeyBank branch acquisition. Interest income on Federal Home Loan Bank Stock rose $0.4 million (47%) to $1.4 million as a $4.6 million (22%) increase in average balance combined with a 126 basis point (20%) rise in the average rate earned.

Interest expense for the first nine months of 1998 was $108.5 million, an increase of $11.9 million (12%) from 1997. The increase was generally the result of increases in average balance of $389.2 million (13%) while the average rate paid declined two basis points. Interest expense on savings accounts declined $1.9 million (11%) as a decline in the average balance of $19.4 million (2%) combined with a 25 basis point (9%) drop in the average rate paid. A $3.9 million (39%) increase in interest expense on transaction accounts resulted from a $178.1 million (36%) increase in average balance coupled with a 7 basis point (3%) rise in the average rate paid. The average balance of certificate accounts increased $292.5 million (19%), and the average rate paid rose 6 basis points (1%) resulting in a $12.7 million (20%) increase in related interest expense. Interest expense on short-term borrowed funds dropped $2.5 million (67%) as a reduction in average balance of $56.8 million (62%) combined with a 62 basis point (11%) drop in the average rate paid. Interest expense on long-term debt was $0.6 million, a decrease of $0.2 million (25%) that was the net result of a $5.2 million (25%) decline in the average balance and a 1 basis point decrease in the average rate paid.

Net interest income for the first nine months of 1998 increased $8.6 million (8%) and equaled $109.6 million. The higher level of net interest income occurred despite a narrowing of net interest spread and margin of 21 basis points (6%) and 19 basis points (5%), respectively, due to an increase in net interest-earning assets of $68.8 million (20%).

Provision for Loan Loss

The provision for loan losses amounted to $1.8 million and $5.4 million for the quarter and nine months ended September 30, 1998, respectively, and equaled the amounts recorded in the corresponding periods in 1997. The Company utilizes the provision for loan losses to maintain an allowance for loan losses that it deems appropriate to provide for known and inherent risks in its loan portfolio. In determining the adequacy of its allowance for loan losses, management takes into account the current status of the Company's loan portfolio and changes in appraised values of collateral as well as general economic conditions. The Company's allowance for loan losses totaled $30.5 million (1.05% of loans receivable and 113.87% of nonperforming loans) at September 30, 1998, compared with $29.1 million (1.02% of loans receivable and 91.52% of nonperforming loans) at December 31, 1997. The increase in the allowance for loan losses of $1.4 million (5%) was the net result of a $5.4 million provision for loan losses and net charge-offs of $4.0 million incurred during the nine months ended September 30, 1998.

Noninterest Income

Noninterest income of $5.6 million for the third quarter of 1998 increased $2.3 million (70%) over 1997's third quarter while noninterest income of $16.0 million for the first nine months of 1998 was up 59% or $6.0 million. This result was due to ALBANK Commercial's noninterest income of $0.9 million for the quarter and $2.5 million for the nine month period combined with increased fees charged on certain ALBANK, FSB deposit services, as well as income earned on bank-owned life insurance and gains on sales of other real estate. Service charges on deposit accounts totaled $3.0 million for the quarter and $8.5 million for the year-to-date, increases of $1.3 million (80%) and $3.7 million (78%), respectively, over the comparable periods for 1997. The increase for the quarter as well as year-to-date was split about evenly between deposit service fees generated by ALBANK Commercial and increases in certain ALBANK, FSB deposit service charges which took effect in April 1998. There was no net security transaction income in the third quarter of 1998, but net security transaction income of $0.1 million and $0.3 million for the first nine months of 1998 and 1997, respectively, was primarily attributable to the partial recoveries of the Nationar investment written off in 1995. Other noninterest income of $2.0 million for the quarter and $5.6 million for the year-to-date increased $1.0 million (94%) and $2.2 million (65%), respectively, primarily as a result of $0.7 million and $1.7 million in quarterly and year-to-date earnings on bank-owned life insurance and an increase in gains on third quarter sales of other real estate of approximately $0.1 million.

Noninterest Expense

Noninterest expense for the three and nine month periods ended September 30, 1998, was $23.4 million and $72.4 million, respectively, increases of $2.3 million (11%) and $11.3 million (18%) over the comparable periods last year. The increases are primarily related to expenses incurred due to the operation of ALBANK Commercial, including the amortization of goodwill generated by the November 1997 acquisition of branches from KeyBank. In spite of the above increases in expense, the Company's efficiency ratio excluding capital securities expense improved from 49.12% to 48.54% for the three months ended September 30, 1998 compared with 1997, while the ratio from the nine month period was 50.13% compared with 50.56% in 1997.

Compensation and employee benefits for 1998 increased $0.4 million (4%) to $10.5 million for the third quarter and $3.6 million (12%) to $33.6 million for the first nine months of the year as expenses incurred to staff branches and support operations for ALBANK Commercial and the impact of annual merit increases which became effective in March were offset partly by a modest reduction in operations staff.

Increases in net occupancy expense of $0.2 million (9%) for the third quarter and $0.7 million (9%) for the first nine months of 1998 reflected decreases in property taxes on certain ALBANK, FSB properties which were more than offset by expenses from ALBANK Commercial of $0.3 million for the third quarter and $1.0 million for the year.

Furniture, fixtures and equipment expense for the third quarter and nine month period of $1.9 million and $5.6 million increased $0.2 million (15%) and $0.8 million (16%), respectively, compared with 1997 due to higher depreciation charges that resulted from data processing hardware and software upgrades.

Federal deposit insurance expense of $0.3 million for the third quarter and $1.1 million for the first nine months of 1998, respectively, were at comparable levels to the same periods last year. Professional, legal and other fees increased $0.2 million (26%) and $0.1 million (4%) over the amounts recorded in 1997's third quarter and the nine month period ended September 30, 1997, primarily as a result of increased fees charged on correspondent bank accounts.

Telephone, postage and printing expense for the third quarter increased $0.2 million (16%) over the prior year to $1.3 million. For the first nine months, this expense category rose $0.8 million (23%) to $4.1 million. For the third quarter, the increase is primarily attributable to telephone expenses, particularly the expenses associated with operating the expanded branch network to include ALBANK Commercial branches. On a year-to-date basis, in addition to telephone expense which was up almost $0.4 million, postage expense rose $0.3 million due primarily to the first quarter 1998 mailing of notices related to the previously discussed deposit service fee increases.

The increase in goodwill amortization of $0.7 million (81%) to $1.6 million for the three months ended September 30, 1998, and $2.1 million (81%) to $4.7 million for the nine months ended September 30, 1998, resulted from the KeyBank branch acquisition in November 1997 and three branches acquired from First Union National Bank, two in January 1998 and a third in May 1998.

Capital securities expense for the three and nine months ended September 30, 1998, totaled $1.2 million and $3.5 million, respectively. The expense is attributable to the corporation-obligated mandatorily redeemable capital securities of subsidiary trust issued on June 6, 1997.

Other noninterest expense of $3.1 million for the third quarter and $9.2 million for the first three quarters of 1998 increased $0.4 million (16%) and $1.3 million (16%), respectively, over comparable periods for the previous year. Expenses related to advertising were up $0.1 million for the third quarter and $0.3 million year-to-date; expenses related to other real estate for the third quarter were essentially unchanged from 1997 while on a year-to-date basis these expenses were up $0.3 million. The balance of the increases in other expense was generally related to the operation of ALBANK Commercial, including increases in transportation expense and computer processing expense of $0.1 million each for the third quarter and $0.2 million each for the year-to-date.

Income Tax Expense

Income tax expense for the third quarter of 1998 was $5.6 million, an increase of $0.1 million from the third quarter of 1997. Income tax expense for the first nine months of 1998 was $16.8 million compared with $16.4 million for the same period last year, an increase of $0.4 million (3%). The third quarter overall effective income tax rate of 34.2% compares with 37.0% for the same quarter last year while the overall effective tax rates for the first nine months of 1998 and 1997 were 35.3% and 36.8%, respectively. Income generated by bank-owned life insurance policies exempt from both Federal and State income taxes, third quarter additions to the portfolio of projects yielding low income housing and historic preservation Federal income tax credits, and residual tax benefits recognized from the December 1997 liquidation of an ALBANK, FSB subsidiary were the primary reasons for the reduction in the overall effective income tax rates compared with the previous year.

Part II		OTHER INFORMATION

Item 1.		Legal Proceedings

       		The Company is not engaged in any legal proceedings
    					of a material nature at the present time.

Item 2.		Changes in Securities

       		None.

Item 3.		Defaults upon Senior Securities

       		None.

Item 4.		Other Information

       		None.


Item 5.		Exhibits and Reports on Form 8-K

   	(a) 	Exhibits

       		The following exhibits are filed as part of this report:

       		Regulation S-K Exhibit
       		Reference Number

      		 2.1	Agreement and Plan of Merger, dated as of June 15, 1998, by and
             between ALBANK	Financial Corporation, Charter One Financial, Inc.,
             and Charter Michigan Bancorp, Inc.	(incorporated herein by
             reference to Exhibit 2.1 of ALBANK's Current Report on Form	8-K,
             filed on June 30, 1998, SEC File No. 0-19843).



      		 2.2	Stock Option Agreement, dated as of June 15, 1998, between Charter
             One Financial Corporation and ALBANK Financial Corporation
             (incorporated herein be reference to	Exhibit 2.2 of ALBANK's
             Current Report on Form 8-K, filed on June 30, 1998, SEC	File No.
             0-19843).



        	2.3	Supplemental Letter Agreement dated June 15, 1998 among ALBANK
             Financial Corporation, Charter One Financial, Inc. and Charter
             Michigan Bancorp, Inc. (incorporated herein be reference to Exhibit
             2.3 of ALBANK's Current Report on Form	8-K, filed on June 30, 1998,
             SEC File No. 0-19843).



     		  ALBANK Financial Corporation agrees to provide a copy of all omitted schedules to any such agreement to the Commission upon request.


      		 11.1	Statement regarding Computation of Per Share Earnings

    	(b)	Reports on Form 8-K

       		Current Report dated October 28, 1998, detailing financial information for ALBANK Financial Corporation for the quarter ended September 30,
         1998, as presented in a press release of October 19, 1998.



     		  Current Report dated November 10, 1998, describing the terms of an
         ALBANK Financial	Corporation special dividend, as presented in a press
         release of November 3, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                      							ALBANK Financial Corporation
		    		              			                             (Registrant)




DATE:	  November 12, 1998   			BY:	 /s/ Herbert G. Chorbajian
                                					Herbert G. Chorbajian
                                					Chairman of the Board,
                                					President and Chief Executive Officer
                                					(Duly Authorized Officer)


DATE:	  November 12, 1998	   		BY:	 /s/  Richard J. Heller
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